Form 10-K
period 1995-12-31
ASSISTED HOUSING FUND LP I
filed 1996-03-29
CIK 825535

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended  December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number    33-18756


                          ASSISTED HOUSING FUND L.P. I
             (Exact name of registrant as specified in its charter)

     Washington                                      91-1391150
(State of organization)                     IRS Employer Identification No.)


                1191 Second  Avenue,  Suite 904,  Seattle,  WA 98101 (Address of
               principal executive offices) (Zip code)

Registrant's telephone number, including area code: (206) 461-4782

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                        The Exhibit Index appears at page 17. There are 17 pages.

                                     PART I

Item 1. Business

Assisted Housing Fund L.P. I (the Partnership) is a limited partnership formed on November 2, 1987 and organized under the laws of the State of Washington.

The Partnership raised $3,511,000 from the sale of 703 units of limited partnership through a public offering completed on April 14, 1989. The
Partnership has invested as a limited partner in eleven other limited partnerships (Property Partnerships) which develop, own, and operate residential apartment complexes located in small towns across the country. Each apartment complex benefits from several forms of federal assistance programs and qualifies for low-income housing credits (Tax Credits) pursuant to the Internal Revenue Code by the Tax Reform Act of 1986. There are 332 partners in the Partnership.

The Partnership's general partner is Murphey Favre Properties, Inc., (MFP), a wholly-owned subsidiary of WM Financial, Inc. which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly- owned subsidiary of Washington Mutual, Inc.

Table A on page 4 lists the Property Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to such Property Partnerships.

Each Property Partnership has, as its general partner (developer), one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the developers for the management of each Property Partnership. As of December 31, 1995, the Property Partnerships and their developers were:

PROPERTY PARTNERSHIP                              DEVELOPER GENERAL PARTNER

 1.  Fairview Apartments Company Limited          Rural Housing Corporation
     Partnership (Fairview)

 2.  Ionia Limited Divided Housing                Rural Housing Corporation
     Association (LDHA) Limited
     Partnership (Ionia)

 3.  Logan Apartments Company Limited             Rural Housing Corporation
     Partnership (Logan)                          and Arthur H. Winer

 4.  Rolling Brook II LDHA Limited                Rural Housing Corporation
     Partnership (Rolling Brook)

 5.  Wexford Manor LDHA Limited                   Rural Housing Corporation
     Partnership (Wexford)

 6.  Blue Heron Apartment Associates              Dujardin Development Co.
     Limited Partnership (Blue Heron)

 7.  Glenwood Apartment Associates Limited        Dujardin Development Co.
     Partnership (Glenwood)

 8.  Pacific Place Apartment Associates           Dujardin Development Co.
     Limited Partnership (Pacific Place)

 9.  Cove LDHA Limited Partnership (Cove)         Kenneth and Lowell Werth

10.  Washington Street LDHA Limited               Kenneth and Lowell Werth
     Partnership (Washington)

11.  Fayette Hills Limited Partnership            LeRoy Eslinger and
     (Fayette)                                    Douglas E. Pauley


A wholly-owned subsidiary of MFP, Murphey Favre Housing Managers (MFHM), is a special limited partner in each Property Partnership and has certain approval rights over the actions by the developers of the Property Partnerships.

                                     Table A


                                SELECTED PROPERTY
                                PARTNERSHIP DATA

Property                             Date Interest       Number of
Partnerships      Location           Acquired            Apt. Units
Fairview          Plymouth, WI       December 1, 1989    40
Ionia             Ionia, MI          December 1, 1989    24
Logan             Logan, OH          December 1, 1989    32
Rolling Brook     Algonac, MI        December 1, 1989    24
Wexford           Onsted, MI         December 1, 1989    24
Blue Heron        Winslow, WA        March 20, 1989      40
Glenwood          Lake Stevens, WA   June 1, 1988        46
Pacific Place     South Bend, WA     October 4, 1988     24
Cove              Big Rapids, MI     July 12, 1989       48
Washington        Perry, MI          July 12, 1989       24
Fayette           Fayetteville, WV   December 1, 1989    68
                                                        ---
                                                        394

Item 2. Properties

Rental   property   consists  of  apartment   complexes   renting  to  low-  and
moderate-income families.

As of December 31, 1995, the Property Partnerships had placed rental properties into operation in the following locations:

                                            Date Placed
                       Location             In Service

                       Plymouth, WI         June 13, 1990
                       Ionia, MI            August 8, 1990
                       Logan, OH            January 11, 1991
                       Algonac, MI          March 8, 1990
                       Onsted, MI           February 21, 1990
                       Winslow, WA          May 1, 1990
                       Lake Stevens, WA     April 1, 1989
                       South Bend, WA       May 1, 1989
                       Big Rapids, MI       March 1, 1990
                       Perry, MI            January 1, 1990
                       Fayetteville, WV     December 1, 1989

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders.

None


                                     PART II
Item 5. Market for the Registrant's  Securities and Related Security Holder
Matters

The Registrant's securities consist of 703 units of Limited Partnership Interest, valued at $5,000 per unit, for which there is no market. Units may only be sold, assigned, exchanged or otherwise transferred upon compliance with the terms of the Limited Partnership Agreement.

As of the date of filing of this report, the Partnership has 331 limited partners and one general partner.

The Partnership has not made any distributions in 1993, 1994 and 1995 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data

                   Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                   12/31/95       12/31/94       12/31/93       12/31/92       12/31/91

Rental Revenue     $1,381,245     $1,336,598     $1,297,514     $1,269,593     $1,203,947

Interest
Revenue                21,158         18,868         20,582         22,930         30,085

Income (Loss)        (615,345)      (600,996)      (618,414)      (565,005)      (592,834)

Income (Loss)
per Limited
Partnership
Unit                     (867)          (846)          (871)          (796)          (835)


Total Assets        13,620,436    14,107,470     14,700,620     15,303,724     15,815,541

Mortgage Notes
Payable            $12,422,388   $12,442,696   $12,461,471    $12,478,285    $12,493,989



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year, management's emphasis was on the continued operation of eleven properties. At December 31, 1995, three properties were 100% occupied, seven were between 90% and 97% occupied and one was 79% occupied.

The properties are located in rural towns with populations of 14,000 or less. Five properties are located in Michigan, three in Washington, and one each in Ohio, West Virginia and Wisconsin. The properties range in size from 24 to 68 units for a total portfolio of 394 units.

Results of Operations

On a consolidated basis, net income (loss) before depreciation and amortization for 1995, 1994 and 1993 was $12,570, $28,733, and $18,172, respectively. Rental revenues for 1995 were up 3% from 1994 as compared to increases of 3% from 1993 to 1994, and 2% from 1992 to 1993. Expenses for 1995, including depreciation, were up 3.1% over 1994, while expenses, including depreciation, for 1994 and 1993 were up 1.5% and 4% over 1993 and 1992, respectively.

The Partnership paid $22,666, $21,259, and $20,366, in accounting expenses for the Partnership for 1995, 1994, and 1993 respectively.

Interest revenue for 1995 increased 12% from 1994 and decreased 8% from 1993 to 1994.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. As of December 31, 1995, the Partnership had invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of December 31, 1995, the cash reserves of the Partnership totaled $8,037. It is expected that the Partnership will draw on the reserves in future years to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. In 1995, the Partnership received $12,018 in distributions from the Property Partnerships. The expectation is that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In 1995, five properties generated positive cash flow and six properties generated deficit cash flow. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

As of December 31, 1995, one developer general partner had advanced $14,209 to a Property Partnership under the deficit funding agreements. The project had generated a deficit because of a longer than anticipated lease-up period. The developer general partner advanced $14,209 in December, 1991 to pay accounts payable and accrued real estate taxes. Since 1991, the project has not required additional advances from the developer general partner to cover operating expenses.

The Property Partnerships financed construction with a combination of bank financing and funds from the Partnership. The permanent loans for the properties were provided by the Farmers Home Administration, now known as Rural Housing Services (RHS), under Section 515 of the National Housing Act of 1949, as amended. RHS provides an interest credit to the Property Partnerships which reduces the interest rates stated in the mortgage notes to an effective 1 percent rate over the lives of the mortgages. All property loans are current.

It is expected that capital expenditures on the properties will be low in the initial years because the properties are recently constructed (10 properties) or rehabilitated (1 property). As part of RHS loan requirements, a reserve for replacement of fixed assets is funded at an annual rate of 1% of the original property loan balance until the balance equals 10% of the original loan balance. These additions to reserves are funded from property operations and are established for future capital expenditures.

Included in cash deposits on the consolidated balance sheets were $8,037 and $23,906 held as deposits by the Partnership in WMB accounts as of December 31, 1995 and 1994, respectively. As discussed in Part I, Item 1, WMB is affiliated with MFP.

There are no additional acquisitions nor any dispositions planned.


Regulatory Restrictions

Because the properties are operated under RHS loans and benefit from the federal low-income housing tax credit program, the properties are restricted as to their use and must comply with the requirements of the respective federal programs.

The tenants of all the properties must be tax credit or RHS eligible tenants. It is management's goal to have all units, except for managers' units, occupied by tax credit eligible tenants. In order to meet established income requirements, tenants must not earn more than 60% of the median income for the areas in which the properties are located. Seven of the eleven properties are further restricted to renting apartment units only to senior citizens.

Additionally, the properties cannot be sold without prior approval of the RHS, cannot make more than an 8% cash distribution annually to its owner (as described in Note 6 to the Partnership's financial statements), and must remain under the low-income housing tax credit program for 15 years to avoid any recapture of the low-income housing tax credits. Furthermore, pursuant to RHS loan agreements, RHS may refuse prepayment of the loans and require the properties be used for the purpose of providing housing to eligible tenants for a minimum period of 20 years.

Inflation

Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in rental revenues remaining constant or increasing at slower rates than in periods of high inflation. High rates of inflation raise the operating expenses of the properties, and to the extent the increased operating expenses are not passed on to the tenants by rental increases, the properties' operation could be adversely affected.

Tax Credit

As of December 31, 1995, 1994 and 1993, respective tax credits equal to 15.17%, 15.17% and 15.17% of the limited partners' capital contributions have been generated.


Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 1995, 1994 and 1993, together with the independent auditors' reports thereon, are filed herewith in Part IV, Item 14 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Murphey Favre Properties, Inc. (MFP) is the managing general partner of the Partnership. The Registrant has no employees.


Item 11. Executive Compensation


Name of Individual       Capacities
  or Number of           in Which                      Cash
 Persons in Group        Served                    Compensation


                                       Year Ended   Year Ended   Year Ended
                                       12/31/95     12/31/94     12/31/93

     None

Item 12. Security Ownership of Certain Beneficial Owners and Management

               Name and                Amount and
               Address of              Nature of
Title of       Beneficial              Beneficial        Percent
Class          Owner                   Owner             of Class

General        Murphey Favre           (1)               100%
Partner's      Properties, Inc.
Interest       Suite 904
               1191 Second Avenue
               Seattle, WA  98101

(1) The General Partner's interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 1995 is ($34,823).


Item 13. Certain Relationships and Related Transactions

The Property Partnerships have entered into certain agreements with the developer or its affiliates under which the developer or its affiliates receive compensation, perform services, or make loans. Note 3 of the Notes to Financial Statements, which are filed in Part IV, Item 14 of this Form 10-K, provides additional information pertaining to the individual Property Partnerships.

                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)           1. The following financial statements of Assisted Housing Fund L.
                 P. I and subsidiaries are incorporated by reference in Part II and are attached as pages 1 to 13 of Exhibit 13.

                                                                  Page of Annual
                                                                          Report

              Independent Auditor's Report..........................       1

              Balance Sheets as of December 31, 1995 and 1994.......       2

              Statements of Operations for each of the years ended
              December 31, 1994, 1993 and 1992......................       3

              Statements of Partners' Equity (Deficit) for each of
              the years ended December 31, 1995, 1994 and 1993......       4

              Statements of Cash Flows for each of the years ended
              December 31, 1995, 1994 and 1993......................       5

              Notes to Financial Statements for each of the years
              ended December 31, 1995, 1994 and 1993 ...............    6-12

              2. Financial statement schedules                 Page of Form 10-K

              Independent Auditor's Report on Schedules.............      13

              Schedule III - Real Estate and Accumulated
              Depreciation..........................................   14-16

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

              3.  Exhibits:  All exhibits to this report are listed in the
                  Schedule Index at page 19.

(b)           No reports on Form 8K were filed during 1994.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ASSISTED HOUSING FUND L.P. I
                                   Registrant

By:  Murphey Favre Properties, Inc.
     Its Managing General Partner




By:              Herbert F. Fox /s/          Date:    3/29/96
              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:              Kerry K. Killinger /s/         Date:    3/29/96
              Kerry K. Killinger
                Its Director



By:              David G. Murphy /s/            Date:     3/29/96
              David G. Murphy
                Its Director

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES




General Partner and Limited Partners
Assisted Housing Fund L.P. I
Seattle, Washington



We have audited the financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 1995 and 1994, listed under Item 14 (a) 1 hereof and have issued our report thereon dated March 21, 1996 (which report is incorporated by reference elsewhere in this Form 10-K). In the course of our audit of such financial statements, we have also audited the schedules listed under Item 14(a)2 for the years ended December 31, 1995, 1994 and 1993. These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the information therein set forth.



Ruljancich, Blume and Loveridge and Co.
Bellevue, Washington
March 21, 1996

                                      ASSISTED HOUSING FUND LP I
                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     Year Ended December 31, 1995

      COLUMN A           COLUMN B                        COLUMN C                        COLUMN D
--------------------------------------------------------------------------------------------------------
                                                                                     Costs Capitalized
                                                                                        Subsequent
    Description        Encumbrances              Initial Cost to Partnership          to Acquisition
--------------------------------------------------------------------------------------------------------


                                                     Buildings &        Personal
                                           Land      Improvements       Property       Improvements
                                       -----------------------------------------------------------------
Fairview                    $1,284,335       $55,413                                         $1,580,336

Ionia                          717,387        24,000                                            915,896

Logan                        1,003,253        55,129                                          1,208,945

Rolling Brook                  754,526        35,000                                            916,004

Wexford                        732,549        22,000                                            922,925

Blue Heron                   1,483,504       248,569                                          1,967,829

Glenwood                     1,452,822       145,000                                          1,743,839

Pacific Place                  763,596        30,000                                            965,151

Cove                         1,445,323        47,000                                          1,705,103

Washington                     721,971         8,000                                            869,850

Fayette                      2,063,122        53,000        1,815,992        40,800             590,726

AHF                                                           444,240
                     -----------------------------------------------------------------------------------

Total                      $12,422,388      $723,111       $2,260,232       $40,800         $13,386,604
                     ===================================================================================
Construction in
  Progress                          $0                                                               $0
                     ==================                                             ====================

                           ASSISTED HOUSING FUND LP I
       SCHEDULE           III  -  REAL  ESTATE  AND   ACCUMULATED   DEPRECIATION
                          (Continued) Year Ended December 31, 1995

     COLUMN A                    COLUMN E                                   COLUMN F      COLUMN G       COLUMN H     COLUMN I
---------------------------------------------------------------------------------------------------------------------------------
    Description        Gross Amount at Which Carried at End of Period      Accumulated     Date of       Date of       Life on
                                                                          Depreciation  Construction   Acquisition      Which
                                                                                                                     Depreciation
                                                                                                                      in Latest
                                                                                                                       Income
                                                                                                                      Statement
                                                                                                                     is Computed
---------------------------------------------------------------------------------------------------------------------------------

                         Land    Buildings       Land          Total
                                              Improvements
                                              and Personal
                                                Property
                    ------------------------------------------------------
Fairview                $55,413    $1,418,320      $162,016    $1,635,749      $359,821     13-Jun-90                27.5/15/10

Ionia                   $24,000       805,590       110,306       939,896       206,248     08-Aug-90                27.5/15/10/7

Logan                   $55,129     1,022,974       185,971     1,264,074       261,579     11-Jan-91                27.5/15/10

Rolling Brook           $35,000       794,263       121,740       951,003       222,796     08-Mar-90                27.5/15/10/7

Wexford                 $22,000       815,821       107,104       944,925       226,315     21-Feb-90                27.5/15/10

Blue Heron             $248,569     1,890,967        76,862     2,216,398       433,213     01-May-90                  27.5/10

Glenwood               $145,000     1,701,975        41,864     1,888,839       444,318     01-Apr-89                  27.5/10/7

Pacific Place           $30,000       943,619        21,532       995,151       242,359     01-May-89                  27.5/10/7

Cove                    $47,000     1,635,278        69,826     1,752,104       387,325     01-Mar-90                  27.5/10/7

Washington               $8,000       836,929        32,921       877,850       198,604     01-Jan-90                  27.5/10

Fayette                 $53,000     2,301,944       145,574     2,500,518       564,276     01-Dec-89                27.5/15/10/7

AHF                          $0       444,240                     444,240        95,739               Various
                                --------------------------------------------------------
Total                  $723,111   $14,611,920    $1,075,716   $16,410,747    $3,642,593
                    ====================================================================
Construction in
  Progress                                                              0
                                                            ==============


                           ASSISTED HOUSING FUND LP I
       SCHEDULE           III  -  REAL  ESTATE  AND   ACCUMULATED   DEPRECIATION
                          (Continued) Year Ended December 31, 1995




                                                  Year Ended                 Year Ended                Year Ended
REAL ESTATE                                    December 31, 1993         December 31, 1994          December 31, 1995
--------------------------------------------------------------------------------------------------------------------------

     Balance at beginning of period                      $16,272,371                $16,273,979               $16,315,766
         Additions during period:
           Property acquisitions                    $0                        $0                         $0
           Acquisitions through foreclosure          0                         0                          0
           Other acquisitions                        0                         0                          0
           Improvements etc. (New Construction)  1,608                    41,787                     96,135
           Other (Acquisition Cost)                  0                         0                          0
                                           -------------------------------------------------------------------------------
                                                         $16,273,979                $16,315,766               $16,411,901
         Deductions during period:
           Cost of real estate sold                 $0                        $0                      1,154
           Other (describe)                          0             0           0              0           0             0
                                           -------------------------------------------------------------------------------
     Balance at close of period                          $16,273,979                $16,315,766               $16,410,747
                                                       ==============            ===============            ==============


                                                  Year Ended                 Year Ended                Year Ended
ACCUMULATED DEPRECIATION                       December 31, 1993         December 31, 1994          December 31, 1995
--------------------------------------------------------------------------------------------------------------------------
     Balance at beginning of period                       $1,769,515                 $2,391,713                $3,015,935

         Existing property:                                  622,062                    622,259                   625,908
         Depreciation on additions:
           Property acquisitions                    $0                        $0                         $0
           Acquisitions through foreclosure          0                         0                          0
           Other acquisitions                        0                         0                          0
           Improvements etc. (New Construction)    136                     1,963                      1,308
           Other (Acquisition Costs)                 0                         0                          0
                                           -------------------------------------------------------------------------------
                                                          $2,391,713                 $3,015,935                $3,643,151
         Depreciation on deductions:
           Cost of real estate sold                 $0                        $0                       $558
           Other (describe)                          0             0           0              0           0             0
                                           -------------------------------------------------------------------------------
     Balance at close of period                           $2,391,713                 $3,015,935                $3,642,593
                                                       ==============            ===============            ==============

Exhibit                                           Incorporated by
No.                                               Reference From

 3       Certificate of Limited Partnership       Exhibit C to Form S-11
                             Registration Statement
                                 No. 91-1391150

13       Annual Report to Security Holders        Attached hereto

                          INDEPENDENT AUDITOR'S REPORT

Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the accompanying balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.




March 21, 1996

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                 BALANCE SHEETS


                                                        December 31,
                                                  1995              1994

                                     ASSETS


Rental property and equipment, at cost:
    Buildings and equipment                   $15,687,636       $15,661,224
    Accumulated depreciation                   (3,642,593)       (3,015,935)
                                              -----------        -----------
                                               12,045,043        12,645,289
    Land                                          723,111           654,542
                                               -----------       -----------
                                               12,768,154        13,299,831

Cash:
    Rental operation                              160,098           133,408
    AHF reserves                                    8,037            23,906
                                              -----------        ----------
                                                  168,135           157,314

Restricted deposits:
    Tenant trust - security deposits              108,020           100,638
    Reserve accounts                              528,498           508,592
                                              -----------       -----------
                                                  636,518           609,230

Other assets:
    Accounts receivable                            36,951            25,803
    Prepaid expenses                               10,678            14,594
    Organization costs                                  -               698
                                              -----------       -----------
                                                   47,629            41,095
                                              -----------       -----------

                                              $13,620,436       $14,107,470
                                              ===========       ===========








                              Continued on page 2A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES


                                               December 31,
                                            1995          1994

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Mortgage notes payable              $12,422,388   $12,442,696
    LID assessment payable                   68,569             -
    Accounts payable                        240,771       192,822
    Due to affiliates                       491,992       438,863
    Accrued liabilities                      78,284        80,316
    Security deposits payable               107,080        99,739
                                        -----------   -----------
                                         13,409,084    13,254,436

Minority interests in partnerships          572,944       599,281

Partners' equity (deficit):
    Limited partners                       (326,769)      282,423
    General partner                         (34,823)      (28,670)
                                        -----------   -----------
                                           (361,592)      253,753
                                        -----------   -----------

                                        $13,620,436   $14,107,470
                                        ===========   ===========


























                 See accompanying notes to financial statements.
                                     Page 2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                        Years Ended December 31,
                                      1995          1994           1993

Revenue:
    Rent                           $1,381,245    $1,336,598    $1,297,514
    Miscellaneous                      87,496        83,178        75,547
                                   ----------    ----------    ----------
                                    1,468,741     1,419,776     1,373,061

Expenses:
    Operating and maintenance         212,139       168,768       149,518
    Utilities                         245,383       247,296       237,072
    General and administrative        321,975       317,922       302,102
    Taxes and insurance               254,947       248,767       265,611
    Interest on mortgage notes        301,842       300,125       301,908
    Depreciation                      627,216       624,223       622,198
    Miscellaneous                      32,687        26,060        21,416
                                   ----------    ----------    ----------
                                    1,996,189     1,933,161     1,899,825
                                   ----------     ---------    ----------

                                     (527,448)     (513,385)     (526,764)

Other revenues (expenses):
    Interest earned on escrow
      accounts and cash reserves          505            975        1,540
    Miscellaneous                      26,465         26,334       26,421
    Accounting and auditing           (22,666)       (21,259)     (20,366)
    General and administrative        (11,684)        (8,187)      (9,840)
    Partnership management fees       (74,517)       (74,517)     (74,517)
    Amortization of
       organization costs                (699)        (5,506)     (14,388)
    Incentive management fees          (3,660)        (2,685)           -
    Miscellaneous                      (1,641)        (2,766)        (500)
                                   ----------     ----------   ----------
                                      (87,897)       (87,611)     (91,650)
                                   ----------     ----------   ----------

       Net income (loss)           $ (615,345)    $ (600,996)  $ (618,414)
                                   ==========     ==========   ==========

       Net income (loss) per
         unit of limited
         partnership interest      $     (867)    $     (846)  $     (871)
                                   ==========     ==========   ==========











                 See accompanying notes to financial statements.
                                     Page 3

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993


                                    Limited             General
                                    Partners            Partner           Total

Profit/loss percentage                99.0%                1.0%            100.0%
                                 ==========            ========          =======

Balance - January 1, 1993        $1,489,639            $(16,476)     $1,473,163

Net income (loss) for 1993         (612,230)             (6,184)       (618,414)
                                 ----------            --------       ----------

Balance - December 31, 1993         877,409             (22,660)        854,749

Net income (loss) for 1994         (594,986)             (6,010)       (600,996)
                                 ----------            --------      ----------

Balance - December 31, 1994         282,423             (28,670)        253,753

Net income (loss) for 1995         (609,192)             (6,153)       (615,345)
                                 ----------            --------      ----------

Balance - December 31, 1995      $ (326,769)           $(34,823)     $ (361,592)
                                 ==========            ========      ==========





























                 See accompanying notes to financial statements.
                                     Page 4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash


                                                Years Ended December 31,
                                         1995            1994            1993

Cash flows from operating activities:
    Net income (loss)                 $(615,345)      $(600,996)      $(618,414)
    Adjustments to reconcile net
        income (loss) to net cash
          provided by operating
          activities:
    Depreciation                        626,658         624,223         622,198
    Amortization of organization
          costs                             698           5,506          14,388
    Minority interests in
          operations                    (26,465)        (26,333)        (26,421)
    Changes in certain assets
          and liabilities:
        Accounts receivable             (11,148)         (1,402)          4,772
        Prepaid expenses                  3,916           8,374          (7,151)
        Accounts payable                 47,949          29,600          30,462
        Accrued liabilities              (2,032)          8,317          (8,650)
        Due to affiliates                53,129          42,608          44,628
                                      ---------       ---------       ---------

    Net cash provided by
           operating activities          77,360          89,897          55,812

Cash flows from investing activities:
    Acquisition of rental
          property                     (26,412)         (41,787)         (1,608)
    Changes in reserve accounts        (19,906)         (63,755)       (103,495)
    Security deposits                      (41)             211           4,091
                                     ---------        ---------       ---------

    Net cash provided (used) by
           investing activities       (46,359)         (105,331)       (101,012)







                              Continued on page 5A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           Increase (Decrease) in Cash


                                                             Years Ended December 31,
                                           1995            1994            1993

Cash flows from financing activities:
    Minority partners' capital
          contributions                $    128        $    (79)       $   (558)
    Mortgage principal payments         (20,308)        (18,775)        (16,814)
    Advances from affiliates                  -         (32,383)         (6,161)
                                       --------        --------        --------

    Net cash provided (used) by
          financing activities          (20,180)       (51,237)         (23,533)
                                                      --------         --------            --------

    Net increase (decrease)
          in cash                        10,821        (66,671)         (68,733)

    Cash - beginning of year            157,314        223,985          292,718
                                       --------       --------         --------

    Cash - end of year                 $168,135       $157,314         $223,985
                                       ========       ========         ========


Supplemental disclosure of cash flow information:

    Cash paid for interest             $331,729       $326,237         $323,377
                                       ========       ========         ========


Supplemental disclosure of noncash investing and financing activities:

    Land improvements purchased
          with LID assessment          $ 68,569       $     -          $     -
                                       ========       =======          =======


















                       See accompanying notes to financial
                                  statements.
                                     Page 5A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


1.     General

Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment complex. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc. As of December 31, 1995, 331 limited partners held the 703 units of limited partnership interests outstanding.

The   Partnership   has  invested  as  a  limited  partner  in  eleven  Property
Partnerships. The developer of each apartment complex serves as the general partner (DGP) of the respective Property Partnership. Additionally, a wholly-owned subsidiary of MFP, Murphey Favre Housing Managers (MFHM), is a special limited partner in each Property Partnership. MFHM has the right to oversee the management of each Property Partnership and has certain approval rights over the actions of each DGP. The Partnership Agreement for each Property Partnership sets forth the allocations of profits, losses and distributions of net cash flow from operations or from sale or refinancing of the rental property.

The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington. The properties were financed and constructed under Section 515 of the National Housing Act, as amended (administered by Rural Housing Service (RHS), U.S. Department of Agriculture). Under this program, the Property Partnerships provide housing to low- and moderate-income families. Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents. Construction of the rental properties began between June, 1988 and May, 1990 and rental operations began between April, 1989 and February, 1991.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


1.     General - (Continued)

Additionally, in exchange for an allocation of low-income tax credits, each Property Partnership has entered into an agreement with an agency of the state in which the project is located, whereby the Property Partnership has agreed to maintain all apartment units as both rent restricted and occupied by low-income tenants for a minimum period of 15 years.

During the years ended December 31, 1995, 1994 and 1993, rental revenue from RHS totaled $407,684, $403,456, and $392,578, representing 27.3 percent, 27.9 percent and 28.0 percent of total revenue, respectively.

2.     Summary of Significant Accounting Policies

a.  The   financial   statements   include   the  financial  statements  of  the
Partnership and the following eleven Property Partnerships in which it has invested as a limited partner:

     Fairview  Apartments Company Limited  Partnership  (Fairview)
     Ionia Limited Dividend Housing Association Limited Partnership (Ionia) Logan Apartments Company Limited Partnership (Logan)
     Rolling Brook II Limited Dividend Housing Association Limited Partnership
          (Rolling Brook)
     Wexford Manor Limited Dividend Housing Association  Limited  Partnership
          (Wexford)
     Blue Heron Apartment Associates Limited Partnership (Blue Heron) Glenwood Apartment Associates Limited Partnership (Glenwood)
     Pacific Place Apartment Associates Limited Partnership (Pacific Place) Cove Limited Dividend Housing Association Limited Partnership (Cove)
     Washington   Street    Limited  Dividend   Housing   Association   Limited
          Partnership (Washington)
     Fayette Hills Limited Partnership (Fayette)

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


2.     Summary of Significant Accounting Policies - (Continued)

The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership and because of the aforementioned rights of MFHM to restrict the authority of each DGP. All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $26,465, $26,334 and $26,421 as of December 31, 1995, 1994 and 1993, respectively, are included in miscellaneous revenue.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. Such cost overruns, totaling $589,462, have been recorded as minority interests in partnerships and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

d.  Depreciation   is computed  for  financial  statement   purposes  using  the
straight-line method over the estimated useful lives of the related assets as follows:

       Building shell and components.............. 27.5 years
       Land improvements...... ..................... 15 years
       Appliances............................... 7 - 10 years
       Carpets and draperies.................... 7 - 10 years

Depreciation    is    computed    for    income   tax    purposes    using   the
modified-accelerated-cost-recovery-system (MACRS).

e. No income tax provision has been included in the financial statements since income or loss of a Partnership is required to be reported by the respective partners on their income tax returns.

f. For purposes of the statement of cash flows, all investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. At December 31, 1995, 1994 and 1993, there were no cash equivalents.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


2.     Summary of Significant Accounting Policies - (Continued

g. Costs aggregating $71,934 incurred in connection with organization of the partnerships have been capitalized and were amortized on a straight-line basis over a five-year period.

h. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect certain reported amounts and disclosures.

3.     Transactions with Affiliates

In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                           Years Ended December 31,
                                    1995                1994              1993

Murphey Favre Properties, Inc.
    Partnership services fee      $  7,500           $  7,500           $  7,500
    Partnership administration      44,710             44,710             44,710

Developer general partners
        and affiliates
    Property management fees       109,910            106,842            104,092

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $8,037, $23,906 and $45,157 at December 31, 1995, 1994 and
1993, respectively. Interest earned on such deposits totaled $505, $975 and $1,540 during the years ended December 31, 1995, 1994 and 1993, respectively.

Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at December 31, 1995 and 1994 and $184,490 at December 31, 1993, which will be repaid from the proceeds of future sales of the respective properties. These balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remainder of the balances include program management fees and reimbursements payable to MFP.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


3.     Transactions with Affiliates - (Continued)

Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 8.6% of rental receipts.

4.     Cash in Reserve Accounts

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $126,889 annually into separate reserve accounts (savings accounts) until the reserve accounts reach $1,268,211. With the prior approval of RHS, these funds can be used for: (1) loan debt service, if operating funds cannot meet these obligations; (2) repairs and replacements caused by catastrophe or long-range depreciation; (3) improvements or extensions to the buildings; and, (4) any other reason RHS determines will promote or be beneficial to the purpose of the loans.

The following schedule reflects the activity in the reserve accounts:

                                Actual            Required            Difference

Balance - January 1, 1993     $ 341,342          $ 308,552              $32,790

Deposits during year            136,024            126,889                9,135
Withdrawals                     (32,529)           (31,786)                (743)
                              ---------          ---------              -------

Balance - December 31, 1993     444,837            403,655               41,182

Deposits during year            129,854            126,889                2,965
Withdrawals                     (66,099)           (65,131)                (968)
                              ---------          ---------              -------

Balance - December 31, 1994     508,592            465,413               43,179

Deposits during year            140,172            126,889               13,283
Withdrawals                    (120,266)          (111,494)              (8,772)
                              ---------          ---------              -------

Balance - December 31, 1995   $ 528,498          $ 480,808              $47,690
                              =========          =========              =======


                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


5.     Mortgage Notes Payable

The mortgage notes are payable to RHS in monthly installments totaling $26,550. In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits totaling $69,199 which reduce the interest rates stated in the mortgage notes to effective rates of 1 percent over the lives of the mortgages. Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS's Predetermined Amortization Schedule System (PASS). The mortgage notes mature May, 2039 through January, 2040. Substantially all of the rental property and equipment is pledged as collateral on the mortgages.
No partner is personally liable on the mortgage notes.

The mortgage notes are regulated by the U.S. Government and therefore, have no market price. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

                   Year                     Amounts

                   1996                     $    22,459
                   1997                          24,562
                   1998                          26,868
                   1999                          29,388
                   2000                          32,144
                   2001 and later years      12,286,967
                                            -----------

                                            $12,422,388

6.     L.I.D. Assessment

In September, 1995, the city of Winslow issued a L.I.D. assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 6.25 percent. At December 31, 1995, the fair value of the L.I.D. assessment approximates the amount recorded in the financial statements.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


6.     L.I.D. Assessment - (Continued)

Principal payments on the assessment for the next 5 years are as follows:

                   Year                     Amount

                   1996                     $ 6,857
                   1997                       6,857
                   1998                       6,857
                   1999                       6,857
                   2000                       6,857
                   2001 and later years      34,284
                                            -------

                                            $68,569

7.     Rental Operation Cash

RHS regulations limit the distribution of rental operation cash to a maximum of $38,090 annually. Any distribution to the Partnership from rental operation cash is to be made in accordance with the respective partnership agreements. Whether or not a Property Partnership makes a limited distribution is based on its own operations without any arrangements or conditions between Property Partnerships.

8.     Guarantees

Each of the DGP's has made a guarantee to the respective Property Partnerships that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 1995, no payments under this guarantee agreement had been made.