Form 10-Q
period 1996-03-31
ASSISTED HOUSING FUND LP I
filed 1996-05-14
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   March 31, 1996



Commission file number    33-18756


                          ASSISTED HOUSING FUND L.P. I
             (Exact name of registrant as specified in its charter)

      Washington                                                     91-1391150
(State of organization)                                           (IRS Employer
                                                            Identification No.)




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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      The Exhibit Index appears at page 15.
                               There are 16 pages.

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS

                                             March 31            December 31,
                                               1996                  1995
                                            (Unaudited)
                                          -------------          ------------

                                              ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,687,636         $15,687,636
   Less accumulated depreciation              (3,798,959)         (3,642,593)
                                            -------------        ------------
                                              11,888,677          12,045,043
 0  Land                                         723,111             723,111
                                           -------------        ------------
                                              12,611,788          12,768,154

Cash and cash equivalents:
   Rental operation                              170,137             160,098
   AHF  reserves                                  10,295               8,037
                                            -------------       ------------
                                                 180,432             168,135

Restricted deposits:
   Tenant trust - security deposits              111,704             108,020
   Reserve accounts                              542,226             528,498
                                           -------------         -----------
                                                 653,930             636,518

Other assets:
   Accounts receivable                            51,381              36,951
   Prepaid expenses                                7,387              10,678
   Organization and start-up costs         -------------        ------------
                                                  58,768              47,629
                                           -------------        ------------
                                             $13,504,918         $13,620,436
                                           =============        ============

               Continued on page 2A

See notes to financial statements        2

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                          BALANCE SHEETS - (CONTINUED)

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable              $12,416,804             $12,422,388
   LID assessment payable                   68,569                  68,569
   Accounts payable                        236,283                 240,771
   Due to affiliate                        509,409                 491,992
   Accrued liabilities                     129,505                  78,284
   Security deposits payable               111,282                 107,080
                                     -------------            ------------
                                        13,471,852              13,409,084

Minority interests in partnerships         566,123                 572,944

Partners' equity (deficit):
  Limited partners                        (496,519)               (326,769)
  General partner                          (36,538)                (34,823)
                                      -------------            ------------
                                          (533,057)               (361,592)
                                      -------------            ------------
                                       $13,504,918             $13,620,436
                                      =============            ============

See notes to Financial Statements    2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)


                               Limited            General
                               Partners           Partner             Total
                               ------------       ------------        ----------

Balance - December 31, 1989    3,127,029                 63           3,127,092

Net income (loss) for 1990      (491,129)           (4,961)            (496,090)
                             ------------      ------------         ------------
Balance - December 31, 1990    2,635,900            (4,898)           2,631,002

Net income (loss) for 1991      (586,906)           (5,928)            (592,834)
                             ------------      ------------         ------------
Balance - December 31, 1991    2,048,994           (10,826)           2,038,168

Net income (loss) for 1992      (559,355)           (5,650)            (565,005)
                             ------------      ------------         ------------
Balance - December 31, 1992    1,489,639           (16,476)           1,473,163

Net income (loss) for 1993      (612,230)           (6,184)            (618,414)
                             ------------      ------------         ------------
Balance - December 31, 1993      877,409           (22,660)             854,749

Net income (loss) for 1994      (594,986)           (6,010)            (600,996)
                             ------------      ------------         ------------
Balance - December 31, 1994      282,423           (28,670)             253,753

Net income (loss) for 1995      (609,192)           (6,153)            (615,345)
                             ------------      ------------         ------------
Balance - December 31, 1995     (326,768)          (34,824)            (361,592)

Net income (loss)  March 31,
      1996 (Unaudited)          (169,750)           (1,715)            (171,465)
                             ------------      ------------         ------------
Balance - March 31,
   1996 (Unaudited)            ($496,519)         ($36,538)           ($533,057)
                             ============      ============         ============


See notes to Financial Statements                 3

                   ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                              STATEMENTS OF OPERATIONS

                                        Quarter                   Quarter
                                         Ended                     Ended
                                       March 31,                  March 31
                                          1996                      1995
                                      (Unaudited)               (Unaudited)
                                     ------------               -----------

Revenue:
   Rental                              $345,659                  $341,165
   Miscellaneous                         11,779                    10,203
                                   ------------               -----------
                                        357,438                   351,368

Expenses:
   Operating & maintenance               61,522                    35,875
   Utilities                             69,643                    60,381
   General & administrative              90,287                    74,005
   Taxes                                 51,510                    63,012
   Insurance                              4,823                     5,617
   Interest on mortgage notes            74,403                    75,286
   Depreciation                         156,390                   156,445
   Miscellaneous                          2,071                     3,178
                                   ------------               -----------
                                        510,649                   473,799

                                       (153,211)                 (122,431)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves                 46                       133
   Miscellaneous                          6,818                     6,508
   General & administrative              (6,489)                   (2,524)
   Partnership management
    fees                                (18,629)                  (18,629)
   Amortization of organi-
    zation & start-up costs                   0                     (293)
                                    ------------               -----------
                                        (18,254)                  (14,805)
                                    ------------               -----------
        Net income (loss)              (171,465)                 (137,236)
                                    ============               ===========

Net income (loss) per unit of
 limited partnership interest              (241)                     (193)
                                    ============               ===========

See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                     Quarter          Quarter
                                                      Ended             Ended
                                                     March 31,        March 31,
                                                       1996             1995
                                                    (Unaudited)      (Unaudited)
                                                    -----------       ---------

Cash flows from operating activities:
  Net Income (loss)                                 (171,465)          (137,240)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     156,366             156,445
    Amortization of organization and
        start-up costs                                     0                 293

    Minority interest in operations                   (6,819)            (6,504)
    Decrease (increase) in:
      Accounts receivable                            (14,430)           (20,676)
      Prepaid expenses                                 3,291               8,873

    Increase (decrease) in:
      Accounts payable                                (6,183)           (11,827)
      Accrued liabilities                             51,221              46,673
      Due to affiliates                               17,417              11,701
                                                  -----------          ---------
  Net cash provided by operating activities           29,398              47,738

Cash flows from investing activities:
  Acquisition and construction of rental property         (1)                 0
  Decrease (increase) in restricted deposits         (13,728)            (1,641)
  Security deposits payable                              518              8,943
                                                  -----------          ---------
  Net cash provided (used) in investing activities   (13,211)             7,302

Financing activities:
  Minority partners' capital contributions                 0                (50)
  Mortgage principal payments                         (3,890)            (4,961)
                                                  -----------          ---------
  Net cash provided by financing activities           (3,890)            (5,011)
                                                  -----------          ---------
Net increase (decrease) in cash and cash equivalents  12,297             50,029
Cash and cash equivalents - beginning of year        168,135            157,314
                                                 -----------           ---------
Cash and cash equivalents - end of period           $180,432           $207,343
                                                 ===========           =========



See notes to Financial Statements         5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1996

1.   General

Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment complex. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB).

The Partnership completed its public offering of limited partnership interests and commenced operations on April 14, 1989. Prior to that date, the Partnership's activities consisted solely of purchasing limited partnership interests in Property Partnerships which were in the development process. As of December 31, 1995, limited partners held the 703 units of limited partnership interests outstanding.

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

The properties owned by the Property Partnerships were financed and constructed under Section 515 of the National Housing Act, as amended (administered by Farmer's Home Administration, now known as Rural Housing Services (RHS)). Under this program, the Property Partnerships provide housing to low- and moderate-income families. Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents.

Construction of the rental properties began in June, 1988 and all were completed by January 31, 1991. Rental operations began in April, 1989.

2.   Summary of Significant Accounting Policies

a. The Partnership's financial statements are reported on a consolidated basis with the Property Partnerships in which it has invested because the Partnership (as a limited partner) holds approximately 99% profit and loss interests and approximately 55% of the equity interests in each Property Partnership and because of the aforementioned rights of MFHM to restrict the authority of each DGP.

The consolidated financial statements, include the financial statements of the Partnership and eleven Property Partnerships: Fairview Apartments Company Limited Partnership (Fairview); Ionia Limited Dividend Housing Association
Limited Partnership (Ionia); Logan Apartments Company Limited Partnership (Logan); Rolling Brook II Limited Dividend Housing Association Limited Partnership (Rolling Brook); Wexford Manor Limited Dividend Housing Association Limited Partnership (Wexford); Blue Heron Apartment Associates Limited Partnership (Blue Heron); Glenwood Apartment Associates Limited Partnership (Glenwood); Pacific Place Apartment Associates Limited Partnership (Pacific Place); Cove Limited Dividend Housing Association Limited Partnership (Cove); Washington Street Limited Dividend Housing Association Limited Partnership (Washington); and, Fayette Hills Limited Partnership (Fayette).

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $30,705 and $29,246 as of March 31, 1996 and December 31, 1995, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of March 31,

1996 and December 31, 1995, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

d.  Depreciation  is  computed  for  financial   statement  purposes  using  the
straight-line method over the estimated useful lives of the related assets as follows:

     Building shell and components.................... 27.5 years
     Land improvements.................................. 15 years
     Appliances......................................... 10 years
     Carpets and draperies.............................. 10 years

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

g. Costs aggregating $71,921 incurred in connection with organization and start-up of the partnerships have been capitalized and are being amortized on a straight-line basis over a five-year period.

h. Certain amounts as previously presented in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                 Quarter Ended     Year Ended
                                                 Mar 31, 1996      Dec 31, 1995

Murphey Favre Properties, Inc.
         Reimbursements, at cost                 $ 1,875           $  7,500
         Partnership administration               11,178             44,710

Developer general partners and affiliates
         Property management fees                 27,673            109,910

The Partnership maintains deposits in certain of WMB's interest- bearing accounts which aggregated $10,295 and $8,037 at March 31, 1996 and December 31, 1995, respectively. Interest earned on such deposits totaled $46 and $505 during the quarter ended March 31, 1996 and year ended December 31, 1995, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at March 31, 1996 and December 31, 1995, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 8% of gross rental revenue.

4.   Cash Held in Escrow Accounts

The partnership agreements for the Property Partnerships require that specified amounts be deposited by the Partnership into escrow accounts. Such funds are released from escrow upon completion of certain requirements in the development of the rental properties and paid to the DGP's to reduce development fees payable.

5.   Cash in Reserve Accounts

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts (savings accounts) $126,889 annually until the reserve accounts reach $1,268,211. With the prior approval of RHS, these funds can be used for: (1) loan debt service, if operating funds cannot meet these obligations: (2) repairs and replacements caused by catastrophe or long-range depreciation; (3) improvements or extensions to the buildings; and, (4) any other reason RHS determines will promote or be beneficial to the purpose of the loans.

6.   Mortgage Notes Payable

The mortgage notes are payable to RHS in monthly installments stated in the table below. In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits which reduce the interest rates stated in the mortgage notes to effective rates of 1 percent over the lives of the mortgages. Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS's Predetermined Amortization Schedule System (PASS). Substantially all of the rental property and equipment is pledged as collateral on the mortgages. No partner is personally liable on the mortgage notes.

Amendments enacted in 1979 and 1987 to Section 515 of the National Housing Act contain restrictive provisions for prepayment of Section 515 loans. In summary, RHS may refuse offers to prepay the mortgage notes and require that the projects be used for the purpose of housing those eligible, as provided in Section 515, for a period of 20 years.

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                         Net Monthly         Loan Balance
                         Payment             Mar 31, 1996        Due Date

     Fairview            $ 2,744             $ 1,283,833         April, 2040
     Ionia                 1,532                 717,087         October, 2040
     Logan                 2,142               1,002,844         March, 2041
     Rolling Brook         1,614                 754,171         June, 20
     Wexford               1,567                 732,223         April, 2040
     Blue Heron            3,173               1,482,799         June, 2040
     Glenwood              3,111               1,452,126         May, 2039
     Pacific Place         1,632                 763,288         June, 2039
     Cove                  3,092               1,444,404         April, 2040
     Washington            1,545                 721,625         May, 2040
     Fayette               4,398               2,062,404         December, 2039
                         -------             -----------
     Total               $26,550             $12,416,804
                         =======             ===========


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                         Amounts
                  ----                         -------
                  1996                             16,875
                  1997                             24,562
                  1998                             26,868
                  1999                             29,388
                  2000                             32,144
                  2001 and later years         12,286,967
                                               ----------
                                              $12,416,804


7.   Limited Distributions to Partner

Limited distributions payable from funds provided by rental operations of the Property Partnerships are limited by the Loan Agreements to eight percent per year of the Property Partnerships' initial equity, as determined by the RHS. Current RHS regulations limit the distribution payments in any year to a maximum of the annual distribution for the current year and the prior year. Distribution payments are also subject to approval by RHS. Prerequisites to limited distributions being paid by each Property Partnership are: (a) funding of the reserve account must be current and (b) the mortgage note must be current.

8.   Contingencies

In September, 1995 the city of Winslow issued a L.I.D. assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 6.25 percent. At December 31, 1995, the fair value of the L.I.D. assessment approximates the amount recorded in the financial statements.

Principal payments on the assessment for the next 5 years are as follows:

                  Year                         Amounts
                  ----                         -------
                  1996                           6,857
                  1997                           6,857
                  1998                           6,857
                  1999                           6,857
                  2000                           6,857
                  2001 and later years          34,284
                                               -------
                                               $68,569

9.   Guarantees

Each of the  DGP's  has  made  certain  guarantees  to the  respective  Property
Partnership which include the following : (i) the rental property will be completed in accordance with the approved plans and specifications; (ii) they will fund construction cost overruns; (iii) they will fund operating deficits of the rental property through December 31, 1991 or 1992, by providing interest-free loans to the Property Partnership amounting to between $30,000 and $50,000; and, (iv) they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Advances made pursuant to this guarantee shall be repayable from proceeds of future sale or dissolution.

Item 2.  Management's Discussion and Analysis

Assisted   Housing  Fund  L.P. I  (the  Partnership)  is  a limited  partnership organized under the laws of the state of Washington.

The Partnership has invested as a limited partner in eleven other limited partnerships (Property Partnerships) which develop, own, and operate residential apartment complexes which benefit from some form of federal assistance programs and which qualify for low-income housing credits (Tax Credits) pursuant to the Internal Revenue Code by the Tax Reform Act of 1986.

The Partnership's general partner is Murphey Favre Properties, Inc., (MFP), a wholly-owned subsidiary of WM Financial, Inc. which is a wholly-owned subsidiary of Washington Mutual Bank (WMB).

The Partnership completed its public offering of units of limited partnership on April 14, 1989 with proceeds totaling $3,511,000 through the sale of 703 units. There are 332 limited partners and one General Partner in the Partnership.

Each Property Partnership has, as its general partner, one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the DGP's for the management of each Property Partnership.

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of occupancy. At March 31, 1996, five properties were 100% occupied and six properties were between 90% and 98% occupied.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the first quarter 1996 was ($15,075) compared with net income before depreciation and amortization in the first quarter of 1995 of $19,502. Rental revenues for the first quarter of 1996 were up 1.3% from the first quarter 1995 while the first quarter 1996 expenses including depreciation were up 7.8% over the first quarter 1995.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of March 31, 1996, the cash reserves of the Partnership totaled $10,295. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the first quarter 1996, seven properties generated positive cash flow and four properties generated deficit cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $10,295 and $8,037, held as deposits by the Partnership in Washington Mutual Bank accounts as of March 31, 1996 and December 31, 1995, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

There are no additional acquisitions nor any dispositions planned.

                   PART II. OTHER INFORMATION

Except for the disclosures set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 6.  Exhibits and Reports on Form 10-Q

     a.) Listing of Exhibits.

Exhibit                                     Incorporated by
No.                                         Reference From

3        Certificate of                     Exhibit C to Form S-11
         Limited Partnership                Registration Statement
                                            No. 91.1391150

10       Material Contracts                 Exhibit 10 to Form 10-K
                                            filed for year ended
                                            December 31, 1989

13       Annual Report to                   Exhibit 13 to Form 10-K
         Security Holders                   filed for year ended
                                            December 31, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of May, 1996.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer