Form 10-Q
period 1996-09-30
ASSISTED HOUSING FUND LP I
filed 1996-11-15
CIK 825535

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   September 30, 1996


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             September 30,       December 31,
                                             1996                1995
                                             (Unaudited)
                                             -----------         ------------


                                              ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,687,636         $15,687,636
   Less accumulated depreciation              (4,111,766)         (3,642,593)
                                            -------------       -------------
                                              11,575,870          12,045,043
   Land                                          723,111             723,111
                                           -------------       -------------
                                              12,298,981          12,768,154

Cash and cash equivelents:
   Rental operation                              149,898             160,098
   AHF  reserves                                   7,142               8,037
                                           -------------       -------------
                                                 157,040             168,135

Restricted deposits:
   Tenant trust - security deposits              114,024            108,020
   Reserve accounts                              517,511            528,498
                                           -------------      -------------
                                                 631,535            636,518

Other assets:
   Accounts receivable                            50,776             36,951
   Prepaid expenses                               19,769             10,678
   Organization and start-up costs                     -                  -
                                           -------------      -------------
                                                  70,545             47,629
                                           -------------      -------------
                                             $13,158,101        $13,620,436
                                           =============      =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                         September 30,          December 31,
                                             1996                   1995
                                         (Unaudited)
                                        -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,405,829          $12,422,388
   LID assessment payable                       61,712               68,569
   Accounts payable                            255,289              240,771
   Due to affiliate                            540,362              491,992
   Accrued liabilities                         125,725               78,284
   Security deposits payable                   111,781              107,080
                                         -------------        -------------
                                            13,500,698           13,409,084

Minority interests in partnerships             552,324              572,944

Partners' equity (deficit):
  Limited partners                            (854,764)            (326,769)
  General partner                              (40,157)             (34,823)
                                          -------------        -------------
                                              (894,921)            (361,592)
                                          -------------        -------------
                                           $13,158,101          $13,620,436
                                         =============         =============

See notes to Financial Statements    2A



                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss)  Septtember 30,
   1996 (Unaudited)                 (527,996)        (5,333)      (533,329)
                                 ------------   ------------   ------------
Balance - September 30,
   1996 (Unaudited)                ($854,764)      ($40,157)     ($894,921)
                                 ============   ============   ============


See notes to Financial Statements                 3


                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  Quarter         Nine Months       Quarter         Nine Months
                                   Ended            Ended            Ended            Ended
                                September 30,    September 30,    September 30,    September 30,
                                    1996             1996             1995             1995
                                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                -------------    ------------     ------------     ------------
Revenue:
   Rental                         $357,170       $1,051,748         $343,246       $1,033,699
   Miscellaneous                     9,895           37,817           13,992           38,710
                                -------------    -------------    ------------     ------------
                                   367,065        1,089,565          357,238        1,072,409

Expenses:
   Operating & maintenance          72,279          189,052           58,432          154,728
   Utilities                        63,012          190,303           59,528          175,298
   General & administrative         86,955          259,050           69,726          233,616
   Taxes                            67,914          174,941           80,183          178,135
   Insurance                        14,077           30,647            9,480           26,607
   Interest on mortgage notes       74,212          222,935           73,711          224,303
   Depreciation                    156,391          469,171          135,413          435,086
   Miscellaneous                     6,703           14,282            6,177           12,635
                              -------------     -------------     ------------     ------------
                                   541,543        1,550,381          492,650        1,440,408

                                  (174,478)        (460,816)        (135,412)        (367,999)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves            54              225               75              434
   Miscellaneous                     7,032           20,463            6,637           19,529
   General & administrative         (6,723)         (37,313)          (2,090)         (31,560)
   Partnership management
    fees                           (18,629)         (55,888)         (18,628)         (55,887)
   Amortization of organi-
    zation & start-up costs              0                0             (56)             (631)
                               -------------    -------------     ------------     ------------
                                   (18,266)         (72,513)         (14,062)         (68,115)
                               -------------    -------------     ------------     ------------
        Net income (loss)         (192,744)        (533,329)        (149,474)        (436,114)
                               =============    =============     ============     ============

Net income (loss) per unit of
 limited partnership interest         (271)            (751)            (210)            (614)
                               =============    =============    ============      ============

See notes to Financial Statements     4

                               ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                          STATEMENTS OF CASH FLOWS
                                                  Nine Months      Nine Months
                                                  Ended            Ended
                                                  September 30,    September 30,
                                                  1996             1995
                                                  (Unaudited)      (Unaudited)
                                                 ------------      ----------
Cash flows from operating activities:
  Net Income (loss)                                 (533,329)        (436,114)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     469,173          435,086
    Amortization of organization and
        start-up costs                                     0              631

    Minority interest in operations                  (20,465)         (19,530)
    Decrease (increase) in:
      Accounts receivable                            (13,825)         (20,397)
      Prepaid expenses                                (9,091)           1,942

    Increase (decrease) in:
      Accounts payable                                 5,966           17,169
      Accrued liabilities                             47,441           26,675
      Due to affiliates                               48,370           40,306
                                                  -----------       ----------
  Net cash provided by operating activities           (5,760)          45,768

Cash flows from investing activities:
  Acquisition and construction of rental property          0              (56)
  Decrease (increase) in restricted deposits          10,987          (20,130)
  Security deposits payable                           (1,303)             119
                                                 ------------       ----------
  Net cash provided (used) in investing activities     9,684          (20,067)

Financing activities:
  Minority partners' capital contributions              (154)          (2,759)
  Mortgage principal payments                        (14,865)         (14,898)
                                                 ------------       ----------
  Net cash provided by financing activities          (15,019)         (17,657)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents (11,095)           8,044
Cash and cash equivalents - beginning of year        168,135          157,314
                                                ------------        ----------
Cash and cash equivalents - end of period           $157,040         $165,358
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $222,935         $224,303
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended September 30, 1996

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $33,632 and $29,246 as of September 30, 1996 and December 31, 1995, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of September 30, 1996 and December 31, 1995, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

h. Certain amounts as previously presented in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  Sept 30, 1996     Dec 31, 1995

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500
         Partnership administration                 11,178             44,710

Developer general partners and affiliates
         Property management fees                   38,670            109,910

The Partnership maintains deposits in certain of WMB's interest - bearing accounts which aggregated $7,142 and $8,037 at September 30, 1996 and December 31, 1995, respectively. Interest earned on such deposits totaled $54 and $505 during the quarter ended September 30, 1996 and year ended December 31, 1995, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at September 30, 1996 and December 31, 1995, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Sept 30, 1996       Due Date

Fairview          $ 2,744             $ 1,282,795         April, 2040
Ionia               1,532                 716,468         October, 2040
Logan               2,142               1,001,996         March, 2041
Rolling Brook       1,614                 753,435         June, 2040
Wexford             1,567                 731,549         April, 2040
Blue Heron          3,173               1,481,342         June, 2040
Glenwood            3,111               1,450,687         May, 2039
Pacific Place       1,632                 762,759         June, 2039
Cove                3,092               1,442,974         April, 2040
Washington          1,545                 720,911         May, 2040
Fayette             4,398               2,060,913         December, 2039
Total             $26,550             $12,405,829

Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1996                              5,900
                  1997                             24,562
                  1998                             26,868
                  1999                             29,388
                  2000                             32,144
                  2001 and later years         12,286,967
                                              $12,405,829


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

Principal payments on the assessment for the next 5 years are as follows:

                  Year                             Amounts
                  1996                                   0
                  1997                               6,857
                  1998                               6,857
                  1999                               6,857
                  2000                               6,857
                  2001 and later years              34,284
                                                   $61,712

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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of occupancy. At September 30, 1996, four properties were 100% occupied and five properties were between 92% and 98% occupied and two properties were between 75% and 88% occupied.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the third quarter 1996 was ($36,353) compared with net income before depreciation and amortization in the third quarter of 1995 of $(14,061). Rental revenues for the third quarter of 1996 were up 4.1% from the third quarter 1995 while the third quarter 1996 expenses including depreciation were up 10% over the third quarter 1995.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of September 30, 1996, the cash reserves of the Partnership totaled $7,142. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the thied quarter 1996, five properties generated positive cash flow and six properties generated deficit cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $7,142 and $8,037, held as deposits by the Partnership in Washington Mutual Bank accounts as of September 30, 1996 and December 31, 1995, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 15th day of November, 1996.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer