Form 10-K/A
period 1995-12-31
ASSISTED HOUSING FUND LP I
filed 1997-01-14
CIK 825535

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




By:              Herbert F. Fox /s/          Date:    1/13/97

              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:              Kerry K. Killinger /s/         Date:    1/13/97

              Kerry K. Killinger
                Its Director



By:              David G. Murphy /s/            Date:     1/13/97

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


Ruljancich, Blume and Loveridge and Co.
Bellevue, Washington
March 21, 1996

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                 BALANCE SHEETS


                                                        December 31,
                                                  1995              1994

                                     ASSETS


Rental property and equipment, at cost:
    Buildings and equipment                   $15,687,636       $15,661,224
    Accumulated depreciation                   (3,642,593)       (3,015,935)
                                              -----------        -----------
                                               12,045,043        12,645,289
    Land                                          723,111           654,542
                                               -----------       -----------
                                               12,768,154        13,299,831

Cash:
    Rental operation                              160,098           133,408
    Partnership Operations                          8,037            23,906
                                              -----------        ----------
                                                  168,135           157,314

Restricted deposits:
    Tenant trust - security deposits              108,020           100,638
    Reserve accounts                              528,498           508,592
                                              -----------       -----------
                                                  636,518           609,230

Other assets:
    Accounts receivable                            36,951            25,803
    Prepaid expenses                               10,678            14,594
    Organization costs                                  -               698
                                              -----------       -----------
                                                   47,629            41,095
                                              -----------       -----------

                                              $13,620,436       $14,107,470
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
                                        ===========   ===========


























                 See accompanying notes to financial statements.
                                     Page 2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                        Years Ended December 31,
                                      1995          1994           1993

Revenue:
    Rent                           $1,381,245    $1,336,598    $1,297,514
    Miscellaneous                      87,496        83,178        75,547
                                   ----------    ----------    ----------
                                    1,468,741     1,419,776     1,373,061

Expenses:
    Operating and maintenance         212,139       168,768       149,518
    Utilities                         245,383       247,296       237,072
    General and administrative        321,975       317,922       302,102
    Taxes and insurance               254,947       248,767       265,611
    Interest on mortgage notes        301,842       300,125       301,908
    Depreciation                      627,216       624,223       622,198
    Miscellaneous                      32,687        26,060        21,416
                                   ----------    ----------    ----------
                                    1,996,189     1,933,161     1,899,825
                                   ----------     ---------    ----------

                                     (527,448)     (513,385)     (526,764)

Other revenues (expenses):
    Interest earned on escrow
      accounts and cash reserves          505            975        1,540
    Minority interest                  26,465         26,334       26,421
    Accounting and auditing           (22,666)       (21,259)     (20,366)
    General and administrative        (11,684)        (8,187)      (9,840)
    Partnership management fees       (74,517)       (74,517)     (74,517)
    Amortization of
       organization costs                (699)        (5,506)     (14,388)
    Incentive management fees          (3,660)        (2,685)           -
    Miscellaneous                      (1,641)        (2,766)        (500)
                                   ----------     ----------   ----------
                                      (87,897)       (87,611)     (91,650)
                                   ----------     ----------   ----------

       Net income (loss)           $ (615,345)    $ (600,996)  $ (618,414)
                                   ==========     ==========   ==========

       Net income (loss) per
         unit of limited
         partnership interest      $     (867)    $     (846)  $     (871)
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