Form 10-K
period 1996-12-31
ASSISTED HOUSING FUND LP I
filed 1997-03-31
CIK 825535

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended  December 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                        The Exhibit Index appears at page
                             17 There are 17 pages.

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

Each Property Partnership has, as its general partner (developer), one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the developers for the management of each Property Partnership. As of December 31, 1996, the Property Partnerships and their developers were:

PROPERTY PARTNERSHIP                         DEVELOPER GENERAL PARTNER

 1.  Fairview Apartments Company Limited     Rural Housing Corporation
     Partnership (Fairview)

 2.  Ionia Limited Divided Housing           Rural Housing Corporation
     Association (LDHA) Limited
     Partnership (Ionia)

 3.  Logan Apartments Company Limited        Rural Housing Corporation and
     Partnership (Logan)                     Arthur H. Winer

 4.  Rolling Brook II LDHA Limited           Rural Housing Corporation
     Partnership (Rolling Brook)

 5.  Wexford Manor LDHA Limited              Rural Housing Corporation
     Partnership (Wexford

 6.  Blue Heron Apartment Associates         Dujardin Development Co.
     Limited Partnership (Blue Heron)

 7.  Glenwood Apartment Associates Limited   Dujardin Development Co.
     Partnership (Glenwood)

 8.  Pacific Place Apartment Associates      Dujardin Development Co.
     Limited Partnership (Pacific Place)

 9.  Cove LDHA Limited Partnership (Cove)    Kenneth & Lowell Werth

10.  Washington Street LDHA Limited          Kenneth & Lowell Werth
     Partnership (Washington)

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

                                                       Table A

                                                  SELECTED PROPERTY
                                                  PARTNERSHIP DATA

Property                                   Date Interest        Number of
Partnerships      Location                 Acquired             Apt. Units

Fairview          Plymouth, WI             December 1, 1989        40
Ionia             Ionia, MI                December 1, 1989        24
Logan             Logan, OH                December 1, 1989        32
Rolling Brook     Algonac, MI              December 1, 1989        24
Wexford           Onsted, MI               December 1, 1989        24
Blue Heron        Bainbridge Island, WA    March 20, 1989          40
Glenwood          Lake Stevens, WA         June 1, 1988            46
Pacific Place     South Bend, WA           October 4, 1988         24
Cove              Big Rapids, MI           July 12, 1989           48
Washington        Perry, MI                July 12, 1989           24
Fayette           Fayetteville, WV         December 1, 1989        68
                                                                 ----
                                                                  394

Item 2. Properties

Rental   property   consists  of   apartment   projects   renting  to  low-  and
moderate-income tenants.

As of December 31, 1996, the Property Partnerships had placed rental properties into operation in the following locations:

                                                Date Placed
                       Location                 In Service

                       Plymouth, WI             June 13, 1990
                       Ionia, MI                August 8, 1990
                       Logan, OH                January 11, 1991
                       Algonac, MI              March 8, 1990
                       Onsted, MI               February 21, 1990
                       Bainbridge Island, WA    May 1, 1990
                       Lake Stevens, WA         April 1, 1989
                       South Bend, WA           May 1, 1989
                       Big Rapids, MI           March 1, 1990
                       Perry, MI                January 1, 1990
                       Fayetteville, WV         December 1, 1989

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

The Partnership has not made any distributions in 1994, 1995 and 1996 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data

                   Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                    12/31/96       12/31/95       12/31/94       12/31/93       12/31/92

Rental Revenue
                   $1,415,977     $1,381,245     $1,336,598     $1,297,514     $1,269,593


Interest
Revenue                21,800         21,158         18,868         20,582         22,930




Income (Loss)
                     (618,708)      (615,345)      (600,996)      (618,414)      (565,005)

Income (Loss)
per Limited
Partnership
Unit
                         (871)          (867(          (846)          (871)          (796)



Total Assets       13,022,213     13,620,436     14,107,470     14,700,620     15,303,724

Mortgage Notes
Payable
                  $12,399,750    $12,422,388    $12,442,696    $12,461,471    $12,478,285

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year, management's emphasis was on the continued operation of eleven properties. At December 31, 1996, four properties were 100% occupied, six were between 90% and 97% occupied and one was 78% occupied.

The properties are located in rural towns with populations of 14,000 or less. Five properties are located in Michigan, three in Washington, and one each in Ohio, West Virginia and Wisconsin. The properties range in size from 24 to 68 units for a total portfolio of 394 units.

Results of Operations

On a consolidated basis, net income (loss) before depreciation and amortization for 1996, 1995 and 1994 was $12,241, $12,570 and $28,733 respectively. Rental revenues for 1996 were up 3% from 1995 as compared to increases of 3% from 1994 to 1995, and 3% from 1993 to 1994. Expenses for 1996, including depreciation, were up 1.8% over 1995, while expenses, including depreciation, for 1995 and 1994 were up 3.1% and 1.5% over 1994 and 1993, respectively.

The Partnership paid $22,226, $22,666 and $21,259, in accounting expenses for the Partnership for 1996, 1995 and 1994, respectively.

Interest revenue for 1996 increased 3% from 1995 and increased 12% from 1994 to 1995.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. As of December 31, 1996, the Partnership had invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of December 31, 1996, the cash reserves of the Partnership totaled $7,197. It is expected that the Partnership will draw on the reserves in future years to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. In 1996, the Partnership received $18,895 in distributions from the Property Partnerships. The expectation is that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In 1996, nine properties generated positive cash flow and two properties generated deficit cash flow. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

As of December 31, 1996, one developer general partner had advanced $14,209 to a Property Partnership under the deficit funding agreement in place during the guarantee period. The guarantee periods ended in 1991 and 1992. The developer general partners are no longer obligated to fund operating deficits.

The Property Partnerships financed construction with a combination of bank financing and funds from the Partnership. The permanent loans for the properties were provided by the Farmers Home Administration, now known as Rural Housing Service (RHS), under Section 515 of the National Housing Act of 1949, as amended. RHS provides an interest credit to the Property Partnerships which reduces the interest rates stated in the mortgage notes to an effective 1 percent rate over the lives of the mortgages. All property loans are current.

It is expected that capital expenditures on the properties will be low in the initial years because the properties are recently constructed (10 properties) or rehabilitated (1 property). As part of RHS loan requirements, a reserve account is funded at an annual rate of 1% of the original property loan balance until the balance equals 10% of the original loan balance. Additions to reserve accounts are funded from property operations and are established for future capital expenditures.

Included in cash deposits on the consolidated balance sheets were $7,197 and $8,037 held as deposits by the Partnership in WMB accounts as of December 31, 1996 and 1995, respectively. As discussed in Part I, Item 1, WMB is affiliated with MFP.

There are no additional acquisitions nor any dispositions planned.

Regulatory Restrictions

Because the properties are operated under RHS loans and benefit from the federal low-income housing tax credit program, the properties are restricted as to their use and must comply with the requirements of the respective federal programs.

The tenants of all the properties must be tax credit and RHS eligible tenants. It is management's goal to have all units, except for managers' units, occupied by tax credit eligible tenants. In order to meet established income requirements, tenants must not earn more than 60% of the median income for the areas in which the properties are located. Seven of the eleven properties are further restricted to renting apartment units only to senior citizens.

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

Tax Credit

As of December 31, 1996, 1995 and 1994, tax credits equal to 15.17%, 15.17% and 15.17%, respectively, of the limited partners' capital contributions have been generated.


Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 1996, 1995 and 1994, together with the independent auditors' reports thereon, are filed herewith in Part IV, Item 14 of this Form 10-K.

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


Item 11. Executive Compensation


Name of Individual      Capacities
  or Number of           in Which                    Cash
 Persons in Group         Served                 Compensation


                                       Year Ended   Year Ended      Year Ended
                                       12/31/96     12/31/95        12/31/94



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

(1) The General Partner's interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 1996 is ($41,010).


Item 13. Certain Relationships and Related Transactions

The Property Partnerships have entered into certain agreements with the developer or its affiliates under which the developer or its affiliates receive compensation, perform services, or make loans. Note 2 of the Notes to Financial Statements, which are filed in Part IV, Item 14 of this Form 10-K, provides additional information pertaining to the individual Property Partnerships.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      1.  The following financial statements of Assisted Housing Fund L.P. I and subsidiaries are incorporated by reference in Part II and are attached as pages 1 to 13 of Exhibit 13.
                                                               Page of Annual
                                                                       Report

              Independent Auditor's Report..........................       1

              Balance Sheets as of December 31, 1996 and 1995.......       2

              Statements of Operations for each of the years ended
              December 31, 1996, 1995 and 1994......................       3

              Statements of Partners' Equity (Deficit) for each of
              the years ended December 31, 1996, 1995 and 1994......       4

              Statements of Cash Flows for each of the years ended
              December 31, 1996, 1995 and 1994......................       5

              Notes to Financial Statements for each of the years
              ended December 31, 1996, 1995 and 1994...............    6-12

              2.  Financial statement schedules                Page of Form 10-K

              Independent Auditor's Report on Schedules.............      13

              Schedule III - Real Estate and Accumulated
              Depreciation..........................................   14-16

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

               3.  Exhibits:  All  exhibits to  this  report  are listed in the
               Schedule Index at page 17.

(b)           No reports on Form 8K were filed during 1996.

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



                          ASSISTED HOUSING FUND L.P. I
                                   Registrant

By:  Murphey Favre Properties, Inc.
     Its Managing General Partner




By:                                          Date:    3/31/97
              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:                                          Date:    3/31/97
              Kerry K. Killinger
                Its Director


By:                                          Date:    3/31/97
              David G. Murphy
                Its Director

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


                          ASSISTED HOUSING FUND L.P. I
                                   Registrant

By:  Murphey Favre Properties, Inc.
     Its Managing General Partner




By:              Herbert F. Fox /s/          Date:    3/31/97
              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:              Kerry K. Killinger /s/         Date:    3/31/97
              Kerry K. Killinger
                Its Director



By:              David G. Murphy /s/            Date:     3/31/97
              David G. Murphy
                Its Director

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES




General Partner and Limited Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 1996, 1995 and 1994, listed under Item 14(a) 1 hereof and have issued our report thereon dated March 21, 1997 (which report is incorporated by reference elsewhere in this Form 10-K). In the course of our audit of such financial statements we have also audited the schedules listed under Item 14(a)2 for the years ended December 31, 1996, 1995 and 1994. These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the information therein set forth.



Ruljancich, Blume, Loveridge and Co., P.L.L.C.
Bellevue, Washington
March 21, 1997

                                      ASSISTED HOUSING FUND LP I
                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     Year Ended December 31, 1996

      COLUMN A           COLUMN B                        COLUMN C                        COLUMN D
--------------------------------------------------------------------------------------------------------
                                                                                     Costs Capitalized
                                                                                        Subsequent
    Description        Encumbrances              Initial Cost to Partnership          to Acquisition
--------------------------------------------------------------------------------------------------------

                                                     Buildings &        Personal
                                           Land      Improvements       Property       Improvements
                                       -----------------------------------------------------------------
Fairview                  $1,282,064        $55,413                                          $1,580,336

Ionia                        716,147         24,000                                             915,896

Logan                      1,001,559         55,129                                           1,208,945

Rolling Brook                753,055         35,000                                             920,330

Wexford                      731,109         22,000                                             922,925

Blue Heron                 1,480,589        248,569                                           1,967,829

Glenwood                   1,449,942        145,000                                           1,749,651

Pacific Place                762,320         30,000                                             965,151

Cove                       1,442,235         47,000                                           1,713,304

Washington                   720,592          8,000                                             875,004

Fayette                    2,060,138         53,000      1,815,992      40,800                  590,726

AHF                                                        444,240
                     -----------------------------------------------------------------------------------

Total                    $12,399,750       $723,111     $2,260,232     $40,800              $13,410,097
                       ================================================================================
Construction in
  Progress                        $0                                                               $0
                       =============                                                     ===========

                           ASSISTED HOUSING FUND LP I
                   SCHEDULE III - REAL ESTATE AND ACCUMULATED
                       DEPRECIATION (Continued) Year Ended
                                December 31, 1996

     COLUMN A                    COLUMN E                                   COLUMN F      COLUMN G       COLUMN H     COLUMN I
---------------------------------------------------------------------------------------------------------------------------------
    Description        Gross Amount at Which Carried at End of Period        Accumulated     Date of       Date of        Life on
                                                                            Depreciation  Construction   Acquisition       Which
                                                                                                                       Depreciation
                                                                                                                         in Latest
                                                                                                                          Income
                                                                                                                         Statement
                                                                                                                        is Computed
---------------------------------------------------------------------------------------------------------------------------------
                        Land        Buildings        Land          Total
                                                 Improvements
                                                 and Personal
                                                   Property
                    ------------------------------------------------------
Fairview                 $55,413    $1,418,320     $162,016    $1,635,749      $425,502     13-Jun-90                27.5/15/10

Ionia                    $24,000       805,590      110,306       939,896       244,590     08-Aug-90                27.5/15/10/7

Logan                    $55,129     1,022,974      185,971     1,264,074       313,908     11-Jan-91                27.5/15/10

Rolling Brook            $35,000       794,263      126,067       955,330       261,844     08-Mar-90                27.5/15/10/7

Wexford                  $22,000       815,821      107,104       944,925       266,832     21-Feb-90                27.5/15/10

Blue Heron              $248,569     1,890,967       76,862     2,216,398       509,662     01-May-90                27.5/10

Glenwood                $145,000     1,701,975       47,676     1,894,651       510,895     01-Apr-89                27.5/10/7

Pacific Place            $30,000       943,619       21,532       995,151       278,904     01-May-89                27.5/10/7

Cove                     $47,000     1,635,278       78,026     1,760,304       454,447     01-Mar-90                27.5/10/7

Washington                $8,000       836,929       38,075       883,004       232,631     01-Jan-90                27.5/10

Fayette                  $53,000     2,333,019      114,499     2,500,518       662,431     01-Dec-89                27.5/15/10/7

AHF                           $0       444,240                    444,240       111,895                  Various
                       ----------------------------------------------------------------
Total                   $723,111    $14,642,995  $1,068,134   $16,434,240    $4,273,541
                       ================================================================
Construction in
  Progress                                                              0
                                                             ============

                           ASSISTED HOUSING FUND LP I
                   SCHEDULE III - REAL ESTATE AND ACCUMULATED
                          DEPRECIATION (Continued) Year
                             Ended December 31, 1996




                                                  Year Ended                 Year Ended                Year Ended
REAL ESTATE                                    December 31, 1994         December 31, 1995          December 31, 1996
--------------------------------------------------------------------------------------------------------------------------
  Balance at beginning of period                         $16,273,979                $16,315,766               $16,410,747
    Additions during period:
      Property acquisitions                    $     0                        $0                         $0
      Acquisitions through foreclosure               0                         0                          0
      Other acquisitions                             0                         0                          0
      Improvements etc. (New Construction)      41,787                    96,135                     23,493
           Other (Acquisition Cost)                  0                         0                          0
                                           -------------------------------------------------------------------------------
                                                         $16,315,766                $16,411,901               $16,434,240
         Deductions during period:
           Cost of real estate sold                 $0                    $1,154                         $0
           Other (describe)                          0             0           0          1,154           0             0
                                           -------------------------------------------------------------------------------
     Balance at close of period                          $16,315,766                $16,410,747               $16,434,240
                                                       ==============            ===============            ==============



                                                  Year Ended                 Year Ended                Year Ended
ACCUMULATED DEPRECIATION                       December 31, 1994         December 31, 1995          December 31, 1996
--------------------------------------------------------------------------------------------------------------------------

     Balance at beginning of period                       $2,391,713                 $3,015,935                $3,642,593

       Existing property:                                    622,259                    625,908                   629,472
       Depreciation on additions:
         Property acquisitions                  $    0                     $    0                    $     0
         Acquisitions through foreclosure            0                          0                          0
         Other acquisitions                          0                          0                          0
         Improvements etc. (New Construction)    1,963                      1,308                      1,476
         Other (Acquisition Costs)                   0                          0                          0
                                           -------------------------------------------------------------------------------
                                                          $3,015,935                 $3,643,151                $4,273,541
       Depreciation on deductions:
         Cost of real estate sold               $    0                     $  558                    $     0
         Other (describe)                            0             0            0            558           0            0
                                           -------------------------------------------------------------------------------
     Balance at close of period                           $3,015,935                 $3,642,593                $4,273,541
                                                        ==============            ===============            ==============

Exhibit                                             Incorporated by
No.                                                 Reference From

 3       Certificate of Limited Partnership         Exhibit C to Form S-11
                                                    Registration Statement
                                                    No. 91-1391150

13       Annual Report to Security Holders          Attached hereto

                          ASSISTED HOUSING FUND L.P. I
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITOR'S REPORT

                        FOR THE YEARS ENDED DECEMBER 31,
                               1996, 1995 AND 1994

                                    CONTENTS

                                                                        Page


INDEPENDENT AUDITOR'S REPORT............................................1

FINANCIAL STATEMENTS:

Balance Sheets..........................................................2

Statements of Operations................................................3

Statements of Partners' Equity (Deficit)................................4

Statements of Cash Flows................................................5

Notes to Financial Statements...........................................6-12

                          INDEPENDENT AUDITOR'S REPORT


Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the accompanying balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




Ruljancich, Blume, Loveridge & Co., P.L.L.C.
Bellevue, Washington
March 21, 1997

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                 BALANCE SHEETS


                                                   December 31,
                                              1996              1995

                                                    ASSETS

Rental property and equipment, at cost:
    Buildings and equipment                   $15,711,129       $15,687,636
    Accumulated depreciation                   (4,273,541)       (3,642,593)
                                              -----------       -----------
                                               11,437,588        12,045,043
    Land                                          723,111           723,111
                                              -----------       -----------
                                              12,160,699         12,768,154

Cash:
    Rental operation                             139,121            160,098
    Partnership                                    7,197              8,037
                                              -----------       ------------
                                                 146,318            168,135

Restricted deposits:
    Tenant trust - security deposits             106,501            108,020
    Reserve accounts                             552,746            528,498
                                              -----------       ------------
                                                 659,247            636,518

Other assets:
    Accounts receivable                           28,869             36,951
    Prepaid expenses                              27,080             10,678
                                              -----------       ------------
                                                  55,949             47,629
                                              -----------       ------------

                                              $13,022,213       $13,620,436
                                              ===========       ===========

                                                 Continued on page 2A.

                                ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES


                                           December 31,
                                        1996          1995

                                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Mortgage notes payable              $12,399,750   $12,422,388
    Assessment payable                       61,712        68,569
    Accounts payable                        260,146       240,771
    Due to affiliates                       554,534       491,992
    Accrued liabilities                      75,487        78,284
    Security deposits                       104,531       107,080
                                        -----------   -----------
                                         13,456,160    13,409,084

Minority interests in partnerships          546,353       572,944

Partners' equity (deficit):
    Limited partners                       (939,290)     (326,769)
    General partner                         (41,010)      (34,823)
                                        -----------   -----------
                                           (980,300)     (361,592)
                                        -----------   -----------

                                        $13,022,213   $13,620,436
                                        ===========   ===========



                 See accompanying notes to financial statements.

                                     Page 2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                       Years Ended December 31,
                                   1996          1995          1994

Revenue:
    Rent                           $1,415,977    $1,381,245    $1,336,598
    Miscellaneous                      88,400        87,496        83,178
                                   ----------    ----------    ----------
                                    1,504,377     1,468,741     1,419,776

Expenses:
    Operating and maintenance         208,656       212,139       168,768
    Utilities                         254,135       245,383       247,296
    General and administrative        347,471       321,975       317,922
    Taxes and insurance               251,468       254,947       248,767
    Interest                          336,895       334,529       326,185
    Depreciation                      630,949       627,216       624,223
                                   ----------    ----------    ----------
                                    2,029,574     1,996,189     1,933,161
                                   ----------    ----------    ----------

                                     (525,197)     (527,448)     (513,385)

Other revenues (expenses):
    Interest earned on
      partnership cash                    280           505           975
    Minority interest
       in operations                   26,435        26,465        26,334
    Accounting and auditing           (22,226)      (22,666)      (21,259)
    General and administrative        (18,081)      (11,684)       (8,187)
    Partnership management fees       (74,517)      (74,517)      (74,517)
    Amortization of
       organization costs                   -          (699)       (5,506)
    Incentive management fees          (3,952)       (3,660)       (2,685)
    Miscellaneous                      (1,450)       (1,641)       (2,766)
                                   ----------    ----------    ----------
                                      (93,511)      (87,897)      (87,611)
                                   ----------    ----------    ----------

       Net income (loss)           $ (618,708)   $ (615,345)   $ (600,996)
                                   ==========    ==========    ==========

       Net income (loss) per
         unit of limited
         partnership interest      $     (871)   $     (867)   $     (846)
                                   ==========    ==========    ==========











                       See accompanying notes to financial statements.
                                     Page 3

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  Years Ended December 31, 1996, 1995 and 1994


                                 Limited               General
                                 Partners              Partner       Total

Profit/loss percentage            99.0%                 1.0%         100.0%
                                 ==========            ========      ========

Balance - January 1, 1994        $  877,409            $(22,660)     $  854,749

Net income (loss) for 1994         (594,986)             (6,010)       (600,996)
                                 ----------            --------      ----------

Balance - December 31, 1994         282,423             (28,670)        253,753

Net income (loss) for 1995         (609,192)             (6,153)       (615,345)
                                 ----------            --------      ----------

Balance - December 31, 1995        (326,769)            (34,823)       (361,592)

Net income (loss) for 1996         (612,521)             (6,187)       (618,708)
                                 ----------            --------      ----------

Balance - December 31, 1996      $ (939,290)           $(41,010)     $ (980,300)
                                 ==========            ========      ==========




                       See accompanying notes to financial statements.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash


                                                              Years Ended December 31,
                                      1996            1995            1994
Cash flows from operating activities:
    Net income (loss)                 $(618,708)      $(615,345)      $(600,996)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
    Depreciation                        630,948         626,658         624,223
    Amortization of organization
          costs                               -             698           5,506
    Minority interests in
          operations                    (26,435)        (26,465)        (26,333)
    Changes in certain assets
          and liabilities:
        Accounts receivable               8,082         (11,148)         (1,402)
        Prepaid expenses                (16,402)          3,916           8,374
        Accounts payable                 19,375          47,949          29,600
        Accrued liabilities              (2,797)         (2,032)          8,317
        Due to affiliates                62,542          53,129          42,608
        Security deposits                (1,030)            (41)            211
                                      ---------       ---------       ---------

    Net cash provided by
           operating activities          55,575          77,319          90,108

Cash flows from investing activities:
    Purchase of depreciable
      property                          (23,493)        (26,412)        (41,787)
    Deposits to reserve accounts       (140,217)       (140,172)       (129,854)
    Withdrawals from
        reserve accounts                115,969         120,266          66,099
                                      ---------       ---------       ---------

    Net cash provided (used) by
           investing activities         (47,741)        (46,318)       (105,542)



                              Continued on page 5A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           Increase (Decrease) in Cash


                                              Years Ended December 31,
                                       1996            1995            1994
Cash flows from financing activities:
    Minority partners' capital
          contributions                $   (156)       $    128        $    (79)
    Mortgage principal payments         (22,638)        (20,308)        (18,775)
    Assessment principal payments        (6,857)              -                -
    Advances from affiliates                  -               -         (32,383)
                                       --------        --------        --------

    Net cash provided (used) by
          financing activities          (29,651)        (20,180)        (51,237)
                                       --------       ---------        --------

    Net increase (decrease)
          in cash                       (21,817)         10,821         (66,671)

    Cash - beginning of year            168,135         157,314         223,985
                                       --------        --------        --------

    Cash - end of year                 $146,318        $168,135        $157,314
                                       ========        ========        ========


Supplemental disclosure of cash flow information:

    Cash paid for interest             $340,001        $331,729        $326,237
                                       ========        ========        ========


Supplemental disclosure of noncash investing and financing activities:

    Land improvements purchased
          with assessment              $     -         $ 68,569        $     -
                                       ========        ========        =======





                       See accompanying notes to financial statements.

                                     Page 5A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

General
Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc. As of December 31, 1996, 331 limited partners held the 703 units of limited partnership interests outstanding.

The   Partnership   has  invested  as  a  limited  partner  in  eleven  Property
Partnerships. The developer of each apartment project serves as the general partner (DGP) of the respective Property Partnership.

The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington. The properties were financed and constructed under Section 515 of the National Housing Act, as amended (administered by the U.S. Department of Agriculture, Rural Housing Service
(RHS)). Under this program, the Property Partnerships provide housing to low- and moderate-income tenants. Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents. Construction of the rental properties began between June, 1988 and May, 1990 and rental operations began between April, 1989 and February, 1991.

Additionally, in exchange for an allocation of federal low-income housing tax credits under Section 42 of the Internal Revenue Code, each Property Partnership has entered into an agreement with an agency of the state in which the apartment project is located, whereby the Property Partnership has agreed to maintain all apartment units as both rent restricted and occupied by low-income tenants for a minimum period of 15 years.

During the years ended December 31, 1996, 1995 and 1994, rental revenue from RHS totaled $408,796, $407,684, and $403,456, representing 27.2 percent, 27.8 percent and 28.4 percent of total revenue, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
                                  (CONTINUED)

Principles of Consolidation
The financial statements include the financial statements of the Partnership and the following eleven Property Partnerships in which it has invested as a limited partner:

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


The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership. Through an affiliate, who is a special limited partner in each of the 11 Property Partnerships, the Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships. These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership. All material interpartnership transactions and balances have been eliminated. For the years ended December 31, 1996, 1995 and 1994, net losses allocable to the minority partners were $26,435, $26,465 and $26,334, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
                                  (CONTINUED)

Method of Accounting
The accrual method of accounting is used for both financial statement and income tax purposes.

Cost Overruns
The partnership agreements for the Property Partnerships required the DGP's to fund cost overruns on the development of the rental properties. Such cost overruns, totaling $589,462, have been recorded as minority interests in partnerships and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

Depreciation
Depreciation   is  computed  for   financial   statement   purposes   using  the
straight-line method over the estimated useful lives of the related assets as follows:

       Building shell and components.............. 27.5 years
       Land improvements...... ..................... 15 years
       Appliances............................... 7 - 10 years
       Carpets and draperies.................... 7 - 10 years

Depreciation is computed for income tax purposes using the modified-accelerated-cost-recovery-system (MACRS).

Income Taxes
No income tax provision has been included in the financial statements since income or loss of a Partnership is required to be reported by the respective partners on their income tax returns.

Cash Equivalents
For purposes of the statement of cash flows, all investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. At December 31, 1996 and 1995, there were no cash equivalents.

Amortization
Costs aggregating $71,934 incurred in connection with organization of the partnerships have been capitalized and were amortized on a straight-line basis over a five-year period.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
                                  (CONTINUED)

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect certain reported amounts and disclosures.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                     Years Ended December 31,
                                  1996         1995         1994

Murphey Favre Properties, Inc.
    Partnership services fee      $  7,500     $  7,500     $  7,500
    Partnership administration      44,710       44,710       44,710

Developer general partners
        and affiliates
    Property management fees       119,365      109,910      106,842

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $7,197 and $8,037 at December 31, 1996 and 1995, respectively. Interest earned on such deposits totaled $280, $505 and $975 during the years ended December 31, 1996, 1995 and 1994, respectively.

Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at December 31, 1996 and 1995. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remainder of the balances include property management fees and reimbursements payable to MFP for partnership services and administration.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


              NOTE 2 - TRANSACTIONS WITH AFFILIATES - (CONTINUED)

Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties. Property management fees are paid out of rental operations. Partnership fees and services are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (Note 6).

Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 9.1% of rental receipts.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $126,889 annually into separate reserve accounts until the reserve accounts reach $1,268,211. Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements. The Property Partnerships are in compliance with the minimum funding requirements as set forth by RHS for the years ended December 31, 1996 and 1995, and all withdrawals were approved by RHS and used for their intended purposes.

NOTE 4 - MORTGAGE NOTES PAYABLE

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

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


                 NOTE 4 - MORTGAGE NOTES PAYABLE - (CONTINUED)

The mortgage notes are regulated by the U.S. Government and therefore, have no market price. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

                           Year                     Amounts

                           1997                         24,562
                           1998                         26,868
                           1999                         29,388
                           2000                         32,144
                           2001                         35,113
                           2002 and later years     12,251,675
                                                   -----------

                                                   $12,399,750

NOTE 5 - ASSESSMENT PAYABLE

In September, 1995, the city of Bainbridge Island issued an assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 5.6 percent. At December 31, 1996, the fair value of the assessment approximates the amount recorded in the financial statements.

Principal payments on the assessment for the next 5 years are as follows:

                           Year                    Amount

                           1997                    $ 6,857
                           1998                      6,857
                           1999                      6,857
                           2000                      6,857
                           2001                      6,857
                           2002 and later years     27,427
                                                   -------
                                                   $61,712

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RENTAL OPERATION CASH

RHS regulations limit the distribution of rental operation cash to a maximum of $38,090 annually. Any distribution to the Partnership from rental operation cash is to be made in accordance with the respective partnership agreements. Whether or not a Property Partnership makes any limited distribution is based on the results of its own operations and is at the discretion of the DGP.

NOTE 7 - GUARANTEES

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 1996, no payments have been made under these guarantee agreements.

NOTE 8 - RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 financial statement presentation. Such reclassification had no effect on net income as previously reported.

March 21, 1997

Ruljancich, Blume, Loveridge & Company
Certified Public Accountants
11100 NE Eighth Street, Suite 410
Bellevue, WA 98004-4441

RE:    Assisted Housing Fund L.P. I and subsidiaries

The following representations are made to the best of our knowledge and belief. They are being provided to you in connection with your audit of the balance sheet of Assisted Housing Fund L.P. I and subsidiaries as of December 31, 1996 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. Your audit is for the purpose of expressing an opinion as to whether the financial statements present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

 1. In the financial statements, we are responsible for the fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

 2. We have made available to you all -
    a.  Financial records and related data.
    b.  Amendments to the partnership agreement.

 3. There have been no -
    a. Irregularities involving management or employees who have significant roles in the internal control structure.
    b. Irregularities involving other employees that could have a material effect on the financial statements.
    c. Communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices that could have a material effect on the financial statements.

4. We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

5. The following have been properly recorded or disclosed in the financial statements:
    a. Related party transactions and related amounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements, and guarantees.
    b. Arrangements with financial institutions involving compensating balances or other arrangements involving restrictions on cash balances and line-of-credit or similar arrangements.

Representation Letter
Page Two


    c.  Agreements to repurchase assets previously sold.

 6. There are no -
    a. Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.
    b. Other material liabilities or gain or loss contingencies that are required to be accrued or disclosed.

 7. We are not aware of any pending or threatened litigation, claims or assessments or unasserted claims or assessments that are required to be disclosed in the financial statements and we have not consulted a lawyer concerning litigation, claims or assessments.

8. There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements.

9. The Partnerships have satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged as security for any liability (other than the mortgage notes payable and the assessment payable).

10. We have complied with all aspects of laws, regulations and contractual agreements that would have a material effect on the financial statements in the event of noncompliance.

11. No events have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in, the financial statements.

12. We have identified all accounting estimates that could be material to the financial statements including the key factors and significant assumptions underlying those estimates, and we believe the estimates are reasonable in the circumstances.

13. We agree with all closing and adjusting journal entries made subsequent to the close of the books which are included in the financial statements as of December 31, 1996.