Form 10-Q
period 1997-03-31
ASSISTED HOUSING FUND LP I
filed 1997-05-15
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   March 31, 1997


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             March 31,           December 31,
                                             1997                1996
                                             (Unaudited)
                                             -----------         ------------


                                              ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,711,128         $15,711,129
   Less accumulated depreciation              (4,413,236)         (4,273,541)
                                            -------------       -------------
                                              11,297,892          11,437,588
   Land                                          723,111             723,111
                                           -------------       -------------
                                              12,021,003          12,160,699

Cash and cash equivelents:
   Rental operation                              133,884             139,121
   Partnership operation                          18,138               7,197
                                                 -------             -------
                                                 152,022             146,318

Restricted deposits:
   Tenant trust - security deposits              113,734            106,501
   Reserve accounts                              592,076            552,746
                                             -----------         ----------
                                                 705,810            659,247

Other assets:
   Accounts receivable                            51,786             28,869
   Prepaid expenses                               20,122             27,080
   Organization and start-up costs                     -                  -
                                              ----------        -----------
                                                  71,908             55,949
                                             -----------        -----------
                                             $12,950,743        $13,022,213
                                           =============      =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           March 31,            December 31,
                                             1997                   1996
                                         (Unaudited)
                                        -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,393,791          $12,399,750
   LID assessment payable                       61,712               61,712
   Accounts payable                            254,328              260,146
   Due to affiliate                            567,713              554,534
   Accrued liabilities                         126,034               75,487
   Security deposits payable                   106,013              104,531
                                         -------------        -------------
                                            13,509,591           13,456,160

Minority interests in partnerships             539,950              546,353

Partners' equity (deficit):
  Limited partners                          (1,056,602)            (939,289)
  General partner                              (42,196)             (41,011)
                                          -------------        -------------
                                            (1,098,798)            (980,300)
                                          -------------        -------------
                                           $12,950,743          $13,022,213
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for March 31,
       1997 (Unaudited)             (117,313)       (1,185)       (118,498)
                                 ------------   ------------   ------------
Balance - March 31,
       1997 (Unaudited)          ($1,056,602)     ($42,196)    ($1,098,798)
                                 ============    ==========    ============


See notes to Financial Statements                 3


                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                   Quarter        Quarter
                                   Ended          Ended
                                   March 31,      March 31,
                                   1997           1996
                                   (Unaudited)    (Unaudited)
                                   -----------    -----------
Revenue:
   Rental                          $352,949       $345,659
   Miscellaneous                     15,755         11,779
                                   --------       --------
                                    368,704        357,438
Expenses:
   Operating & maintenance           46,389         61,522
   Utilities                         72,344         69,643
   General & administrative          88,343         90,287
   Taxes                             41,292         51,510
   Insurance                          9,188          4,823
   Interest on mortgage notes        74,474         74,403
   Depreciation                     139,696        156,390
   Miscellaneous                      1,202          2,071
                                 ----------      ---------
                                    472,928        510,649

                                   (104,224)      (153,211)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             36             46
   Minority interest                  6,321          6,818
   General & administrative          (2,002)        (6,489)
   Partnership management
    fees                            (18,629)       (18,629)
   Amortization of organi-
    zation & start-up costs               0              0
                                 -----------      ---------
                                    (14,274)       (18,254)
                                 -----------      ---------
        Net income (loss)          (118,498)      (171,465)
                                 ===========    ===========

Net income (loss) per unit of
 limited partnership interest          (167)          (241)
                                 ===========    ===========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENTS OF CASH FLOWS

                                                  Quarter          Quarter
                                                  Ended            Ended
                                                  March 31,        March 31,
                                                  1997             1996
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (118,498)        (171,465)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     139,695          156,366
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                   (6,321)          (6,819)
    Decrease (increase) in:
      Accounts receivable                            (22,918)         (14,430)
      Prepaid expenses                                 6,958            3,291

    Increase (decrease) in:
      Accounts payable                                (7,671)          (6,183)
      Accrued liabilities                             50,547           51,221
      Due to affiliates                               13,179           17,417
                                                  -----------       ----------
  Net cash provided by operating activities           54,971           29,398

Cash flows from investing activities:
  Acquisition and construction of rental property          1               (1)
  Decrease (increase) in restricted deposits         (39,330)         (13,728)
  Security deposits payable                           (5,751)             518
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (45,080)         (13,211)

Financing activities:
  Minority partners' capital contributions               (82)               0
  Mortgage principal payments                         (4,105)          (3,890)
                                                 ------------       ----------
  Net cash provided by financing activities           (4,187)          (3,890)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents   5,704           12,297
Cash and cash equivalents - beginning of year        146,318          168,135
                                                ------------        ----------
Cash and cash equivalents - end of period           $152,022         $180,432
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                   $74,474          $74,403
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1997

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

The Partnership completed its public offering of limited partnership interests and commenced operations on April 14, 1989. Prior to that date, the Partnership's activities consisted solely of purchasing limited partnership interests in Property Partnerships which were in the development process. As of December 31, 1996, limited partners held the 703 units of limited partnership interests outstanding.

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $35,207 and $34,245 as of March 31, 1997 and December 31, 1996, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of March 31, 1997 and December 31, 1996, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

h. Certain amounts as previously presented in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

i. The unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are all of a normal recurring nature.

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  Mar 31, 1997      Dec 31, 1996

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500
         Partnership administration                 11,178             44,710

Developer general partners and affiliates
         Property management fees                   32,871            119,365

The Partnership maintains deposits in certain of WMB's interest- bearing accounts which aggregated $18,138 and $7,197 at March 31, 1997 and December 31, 1996, respectively. Interest earned on such deposits totaled $36 and $280 during the quarter ended March 31, 1997 and year ended December 31, 1996, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at March 31, 1997 and December 31, 1996, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Mar 31, 1997        Due Date

Fairview          $ 2,744             $ 1,281,464         April, 2040
Ionia               1,532                 715,819         October, 2040
Logan               2,142               1,001,091         March, 2041
Rolling Brook       1,614                 752,667         June, 2040
Wexford             1,567                 730,729         April, 2040
Blue Heron          3,173               1,479,816         June, 2040
Glenwood            3,111               1,449,181         May, 2039
Pacific Place       1,632                 761,985         June, 2039
Cove                3,092               1,441,480         April, 2040
Washington          1,545                 720,213         May, 2040
Fayette             4,398               2,059,347         December, 2039
Total             $26,550             $12,393,791


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1997                             18,603
                  1998                             26,868
                  1999                             29,388
                  2000                             32,144
                  2001                             35,113
                  2002 and later years         12,251,675
                                              $12,393,791


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

8.   Contingencies

In September, 1995 the city of Winslow issued a L.I.D. assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 6.25 percent. At December 31, 1996, the fair value of the L.I.D. assessment approximates the amount recorded in the financial statements.

Principal payments on the assessment for the next 5 years are as follows:

                  Year                             Amounts
                  1997                               6,857
                  1998                               6,857
                  1999                               6,857
                  2000                               6,857
                  2001                               6,857
                  2002 and later years              27,427
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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of
occupancy.   At  March  31, 1997,  three  properties  were  100%  occupied, six properties were between 92% and 96% occupied, and two properties were between 80% and 81% occupied.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the first quarter 1997 was $21,198 compared with net income before depreciation and amortization in the first quarter of 1996 of $(15,075). Rental revenues for the first quarter of 1997 were up 2.1% from the first quarter 1996 while the first quarter 1997 expenses including depreciation were down 7.4% from the first quarter 1996.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of March 31, 1997, the cash reserves of the Partnership totaled $18,138. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the first quarter 1997, nine properties generated positive cash flow and two properties generated deficit cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $18,138 and $7,197, held as deposits by the Partnership in Washington Mutual Bank accounts as of March 31, 1997 and December 31, 1996, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 15th day of May, 1997.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer