Form 10-Q
period 1997-06-30
ASSISTED HOUSING FUND LP I
filed 1997-08-14
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   June 30, 1997


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             June 30,           December 31,
                                             1997                1996
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,720,097         $15,711,129
   Less accumulated depreciation              (4,557,559)         (4,273,541)
                                            -------------       -------------
                                              11,162,538          11,437,588
   Land                                          723,111             723,111
                                           -------------       -------------
                                              11,885,649          12,160,699

Cash and cash equivelents:
   Rental operation                              145,810             139,121
   Partnership operation                          11,636               7,197
                                                 -------             -------
                                                 157,446             146,318

Restricted deposits:
   Tenant trust - security deposits               97,138            106,501
   Reserve accounts                              601,299            552,746
                                             -----------         ----------
                                                 698,437            659,247

Other assets:
   Accounts receivable                            47,842             28,869
   Prepaid expenses                               17,505             27,080
   Organization and start-up costs                     -                  -
                                              ----------        -----------
                                                  65,347             55,949
                                             -----------        -----------
                                             $12,806,879        $13,022,213
                                           =============      =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           June 30,            December 31,
                                             1997                   1996
                                         (Unaudited)
                                        -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,387,958          $12,399,750
   LID assessment payable                       61,712               61,712
   Accounts payable                            262,128              260,146
   Due to affiliate                            595,656              554,534
   Accrued liabilities                         107,264               75,487
   Security deposits payable                    93,758              104,531
                                         -------------        -------------
                                            13,508,476           13,456,160

Minority interests in partnerships             538,968              546,353

Partners' equity (deficit):
  Limited partners                          (1,196,950)            (939,289)
  General partner                              (43,615)             (41,011)
                                          -------------        -------------
                                            (1,240,565)            (980,300)
                                          -------------        -------------
                                           $12,806,879          $13,022,213
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for June 30,
       1997 (Unaudited)             (257,662)       (2,603)       (260,265)
                                 ------------   ------------   ------------
Balance - June 30,
       1997 (Unaudited)          ($1,196,951)     ($43,614)    ($1,240,565)
                                 ============    ==========    ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Six Months     Quarter        Six Months
                                   Ended          Ended          Ended          Ended
                                   June 30,       June 30,       June 30        June 30,
                                   1997           1997           1996           1996
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $355,115       $708,064       $348,919       $694,578
   Miscellaneous                     21,430         37,185         16,143         27,922
                                   --------       --------       --------       --------
                                    376,545        745,249        365,062        722,500

Expenses:
   Operating & maintenance           49,285         95,674         55,251        116,773
   Utilities                         62,427        134,771         57,648        127,291
   General & administrative          84,209        172,552         81,808        172,095
   Taxes                             48,399         89,691         55,517        107,027
   Insurance                          9,462         18,650         11,747         16,570
   Interest on mortgage notes        71,259        145,733         74,320        148,723
   Depreciation                     149,680        289,376        156,390        312,780
   Miscellaneous                      4,575          5,776          5,508          7,579
                                  ----------      ---------      ---------       --------
                                    479,296        952,223        498,189      1,008,838

                                   (102,751)      (206,974)      (133,127)      (286,338)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             72            108            125            171
   Minority Interest                  6,306         12,627           6,613        13,431
   General & administrative         (26,764)       (28,766)        (24,101)      (30,590)
   Partnership management
    fees                            (18,630)       (37,259)        (18,630)      (37,259)
   Amortization of organi-
    zation & start-up costs               0              0               0             0
                                 -----------      ---------       ----------    ---------
                                    (39,016)       (53,290)        (35,993)      (54,247)
                                 -----------      ---------       ----------    ---------
        Net income (loss)          (141,767)      (260,264)       (169,120)     (340,585)
                                 ===========    ===========       ==========    =========

Net income (loss) per unit of
 limited partnership interest          (200)          (367)           (238)         (480)
                                 ===========    ===========       ==========    =========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENTS OF CASH FLOWS

                                                  Six Months       Six Months
                                                  Ended            Ended
                                                  June 30,        June 30,
                                                  1997             1996
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (260,264)        (340,585)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     289,376          312,780
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (12,627)         (13,431)
    Decrease (increase) in:
      Accounts receivable                            (18,973)         (12,687)
      Prepaid expenses                                 9,575            6,630

    Increase (decrease) in:
      Accounts payable                                   129           (2,888)
      Accrued liabilities                             31,777           34,109
      Due to affiliates                               41,122           30,470
                                                  -----------       ----------
  Net cash provided by operating activities           80,115           14,398

Cash flows from investing activities:
  Acquisition and construction of rental property     (8,968)              (1)
  Decrease (increase) in restricted deposits         (48,553)           15,899
  Security deposits payable                           (1,410)             (41)
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (58,931)          15,857

Financing activities:
  Minority partners' capital contributions              (118)            (112)
  Mortgage principal payments                         (9,938)          (9,370)
                                                 ------------       ----------
  Net cash provided by financing activities          (10,056)          (9,482)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  11,128           20,773
Cash and cash equivalents - beginning of year        146,318          168,135
                                                ------------        ----------
Cash and cash equivalents - end of period           $157,446         $188,908
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $145,733         $148,723
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended June 30, 1997

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $36,154 and $34,245 as of June 30, 1997 and December 31, 1996, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of June 30, 1997 and December 31, 1996, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  June 30, 1997     Dec 31, 1996

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500
         Partnership administration                 11,178             44,710

Developer general partners and affiliates
         Property management fees                   32,917            119,365

The Partnership maintains deposits in certain of WMB's interest- bearing accounts which aggregated $11,636 and $7,197 at June 30, 1997 and December 31, 1996, respectively. Interest earned on such deposits totaled $72 and $280 during the quarter ended June 30, 1997 and year ended December 31, 1996, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at June 30, 1997 and December 31, 1996, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             June 30, 1997       Due Date

Fairview          $ 2,744             $ 1,280,850         April, 2040
Ionia               1,532                 715,484         October, 2040
Logan               2,142               1,000,611         March, 2041
Rolling Brook       1,614                 752,270         June, 2040
Wexford             1,567                 730,341         April, 2040
Blue Heron          3,173               1,479,284         June, 2040
Glenwood            3,111               1,448,403         May, 2039
Pacific Place       1,632                 761,641         June, 2039
Cove                3,092               1,440,708         April, 2040
Washington          1,545                 719,830         May, 2040
Fayette             4,398               2,058,536         December, 2039
Total             $26,550             $12,387,958


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1997                             12,770
                  1998                             26,868
                  1999                             29,388
                  2000                             32,144
                  2001                             35,113
                  2002 and later years         12,251,675
                                              $12,387,958


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

The Partnership completed its public offering of units of limited partnership on April 14, 1989 with proceeds totaling $3,511,000 through the sale of 703 units. There are 331 limited partners and one General Partner in the Partnership.

Each Property Partnership has, as its general partner, one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the DGP's for the management of each Property Partnership.

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of
occupancy.   At  June  30, 1997,  one  property  was  100%  occupied, eight properties were between 92% and 98% occupied, and two properties were between 77% and 80% occupied.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the second quarter 1997 was $7,914 compared with net income before depreciation and amortization in the second quarter of 1996 of ($12,730). Rental revenues for the second quarter of 1997 were up 1.8% from the second quarter 1996 while the second quarter 1997 expenses including depreciation were down 3.8% from the second quarter 1996.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of June 30, 1997, the cash reserves of the Partnership totaled $11,636. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the second quarter 1997, all eleven properties generated deficit cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $11,636 and $7,197, held as deposits by the Partnership in Washington Mutual Bank accounts as of June 30, 1997 and December 31, 1996, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 15th day of August, 1997.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer