Form 10-Q
period 1997-09-30
ASSISTED HOUSING FUND LP I
filed 1997-11-04
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   September 30, 1997


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Sept 30,           December 31,
                                             1997               1996
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,720,097         $15,711,129
   Less accumulated depreciation              (4,743,546)         (4,273,541)
                                            -------------       -------------
                                              10,976,551          11,437,588
   Land                                          723,111             723,111
                                           -------------       -------------
                                              11,699,662          12,160,699

Cash and cash equivelents:
   Rental operation                              165,532             139,121
   Partnership operation                          11,708               7,197
                                                 -------             -------
                                                 177,240             146,318

Restricted deposits:
   Tenant trust - security deposits              102,321             106,501
   Reserve accounts                              614,069             552,746
                                             -----------          ----------
                                                 716,390             659,247

Other assets:
   Accounts receivable                            52,156              28,869
   Prepaid expenses                               28,284              27,080
   Organization and start-up costs                     -                  -
                                              ----------         -----------
                                                  80,440              55,949
                                             -----------         -----------
                                             $12,673,732         $13,022,213
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           September 30,          December 31,
                                           1997                   1996
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,381,730          $12,399,750
   LID assessment payable                       61,712               61,712
   Accounts payable                            265,655              260,146
   Due to affiliate                            608,760              554,534
   Accrued liabilities                         142,347               75,487
   Security deposits payable                   100,219              104,531
                                         -------------        -------------
                                            13,560,423           13,456,160

Minority interests in partnerships             526,731              546,353

Partners' equity (deficit):
  Limited partners                          (1,368,080)            (939,289)
  General partner                              (45,342)             (41,011)
                                          -------------        -------------
                                            (1,413,422)            (980,300)
                                          -------------        -------------
                                           $12,673,732          $13,022,213
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for Sept 30,
       1997 (Unaudited)             (428,791)       (4,331)       (433,122)
                                 ------------   ------------   ------------
Balance - Sept 30,
       1997 (Unaudited)          ($1,368,080)     ($45,342)    ($1,413,422)
                                 ============    ==========    ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Six Months     Quarter        Six Months
                                   Ended          Ended          Ended          Ended
                                   Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                   1997           1997           1996           1996
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $352,974       $1,061,038       $357,170     $1,051,748
   Miscellaneous                     18,768           55,953          9,895         37,817
                                   --------       ----------       --------     ----------
                                    371,742        1,116,991        367,065      1,089,565

Expenses:
   Operating & maintenance           51,926          147,600         72,279        189,052
   Utilities                         55,316          190,085         63,012        190,303
   General & administrative          84,434          256,986         86,955        259,050
   Taxes                             67,624          157,315         67,914        174,941
   Insurance                         15,518           34,168         14,077         30,647
   Interest on mortgage notes        73,784          219,517         74,212        222,935
   Depreciation                     180,627          470,005        156,391        469,171
   Miscellaneous                      1,763            7,540          6,703         14,282
                                  ----------      ----------      ---------       --------
                                    530,992        1,483,216        541,543      1,550,381

                                   (159,250)        (366,225)      (174,478)      (460,816)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             71              179             54            225
   Minority Interest                  6,878           19,505          7,032         20,463
   General & administrative          (1,927)         (30,693)        (6,723)       (37,313)
   Partnership management
    fees                            (18,630)         (55,888)       (18,629)       (55,888)
   Amortization of organi-
    zation & start-up costs               0                0              0              0
                                 -----------        ---------      ----------     ---------
                                    (13,608)         (66,897)       (18,266)       (72,513)
                                 -----------        ---------      ----------     ---------
        Net income (loss)          (172,858)        (433,122)      (192,744)      (533,329)
                                 ===========      ===========      ==========     =========

Net income (loss) per unit of
 limited partnership interest          (243)            (610)          (271)          (751)
                                 ===========      ===========      ==========     =========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENTS OF CASH FLOWS

                                                  Nine Months      Nine Months
                                                  Ended            Ended
                                                  Sept 30,         Sept 30,
                                                  1997             1996
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (433,122)        (533,329)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     470,005          469,173
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (19,504)         (20,465)
    Decrease (increase) in:
      Accounts receivable                            (23,287)         (13,825)
      Prepaid expenses                                (1,204)          (9,091)

    Increase (decrease) in:
      Accounts payable                                 3,655            5,966
      Accrued liabilities                             66,860           47,441
      Due to affiliates                               54,226           48,370
                                                  -----------       ----------
  Net cash provided by operating activities          117,629           (5,760)

Cash flows from investing activities:
  Acquisition and construction of rental property     (8,968)               0
  Decrease (increase) in restricted deposits         (61,323)          10,987
  Security deposits payable                             (132)          (1,303)
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (70,423)           9,684

Financing activities:
  Minority partners' capital contributions              (118)            (154)
  Mortgage principal payments                        (16,166)         (14,865)
                                                 ------------       ----------
  Net cash provided by financing activities          (16,284)         (15,019)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  30,922          (11,095)
Cash and cash equivalents - beginning of year        146,318          168,135
                                                ------------        ----------
Cash and cash equivalents - end of period           $177,240         $157,040
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $219,517         $222,935
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended September 30, 1997

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $37,637 and $34,245 as of September 30, 1997 and December 31, 1996, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of September 30, 1997 and December 31, 1996, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  Sep 30, 1997      Dec 31, 1996

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500
         Partnership administration                 11,178             44,710

Developer general partners and affiliates
         Property management fees                   31,554            119,365

The Partnership maintains deposits in certain of WMB's interest- bearing accounts which aggregated $11,708 and $7,197 at September 30, 1997 and December 31, 1996, respectively. Interest earned on such deposits totaled $71 and $280 during the quarter ended September 30, 1997 and year ended December 31, 1996, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at September 30, 1997 and December 31, 1996, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP. Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 8% of gross rental revenue.

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

Amendments enacted in 1979 and 1987 to Section 515 of the National Housing Act contain restrictive provisions for prepayment of Section 515 loans. In summary, RHS may refuse offers to prepay the mortgage notes and require that the projects be used for the purpose of housing those eligible, as provided in Section 515, for a period of 20 years.

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Sep 30, 1997        Due Date

Fairview          $ 2,744             $ 1,280,222         April, 2040
Ionia               1,532                 715,142         October, 2040
Logan               2,142               1,000,132         March, 2041
Rolling Brook       1,614                 751,864         June, 2040
Wexford             1,567                 729,944         April, 2040
Blue Heron          3,173               1,478,469         June, 2040
Glenwood            3,111               1,447,607         May, 2039
Pacific Place       1,632                 761,289         June, 2039
Cove                3,092               1,439,920         April, 2040
Washington          1,545                 719,435         May, 2040
Fayette             4,398               2,057,706         December, 2039
Total             $26,550             $12,381,730


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1997                              6,542
                  1998                             26,868
                  1999                             29,388
                  2000                             32,144
                  2001                             35,113
                  2002 and later years         12,251,675
                                              $12,381,730


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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of occupancy. At September 30, 1997, five properties were 100% occupied, five properties were between 94% and 97% occupied, and one property was 79% occupied.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the third quarter 1997 was ($7,771) compared with net income before depreciation and amortization in the third quarter of 1996 of $36,353. Rental revenues for the third quarter of 1997 were dowm 1.3% from the third quarter 1996 while the third quarter 1997 expenses including depreciation were down 2.0% from the third quarter 1996.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of September 30, 1997, the cash reserves of the Partnership totaled $11,708. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the third quarter 1997, four properties generated deficit cash flow and seven generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $11,708 and $7,197, held as deposits by the Partnership in Washington Mutual Bank accounts as of September 30, 1997 and December 31, 1996, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 4th day of November, 1997.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer