Form 10-K
period 1997-12-31
ASSISTED HOUSING FUND LP I
filed 1998-03-31
CIK 825535

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended  December 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      The Exhibit Index appears at page 18.
                              There are 18 pages.

                                     PART I

Item 1. Business

Assisted Housing Fund L.P. I (the Partnership) is a limited partnership formed on November 2, 1987 and organized under the laws of the State of Washington.

The Partnership raised $3,511,000 from the sale of 703 units of limited partnership through a public offering completed on April 14, 1989. The
Partnership has invested as a limited partner in eleven other limited partnerships (Property Partnerships) which develop, own, and operate residential apartment complexes located in small towns across the country. Each apartment complex benefits from several forms of federal assistance programs and qualifies for low-income housing credits (Tax Credits) pursuant to the Internal Revenue Code by the Tax Reform Act of 1986. There are 331 partners in the Partnership.

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

Each Property Partnership has, as its general partner (developer), one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the developers for the management of each Property Partnership. As of December 31, 1997, the Property Partnerships and their developers were:

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

As of December 31, 1997, the Property Partnerships had placed rental properties into operation in the following locations:

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

The Partnership has not made any distributions in 1995, 1996 and 1997 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data

                   Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                    12/31/97       12/31/96       12/31/95       12/31/94       12/31/93

Rental Revenue
                   $1,448,422     $1,415,977     $1,381,245     $1,336,598     $1,297,514


Interest
Revenue                21,600         21,800         21,158         18,868         20,582


Income (Loss)        (535,351)      (618,708)      (615,345)      (600,996)      (618,414)

Income (Loss)
per Limited
Partnership
Unit                     (754)          (871)          (867)          (846)          (871)


Total Assets       12,514,876     13,022,213     13,620,436     14,107,470     14,700,620

Mortgage Notes
Payable
                  $12,375,470    $12,399,750    $12,422,388    $12,442,696    $12,461,471

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year, management's emphasis was on the continued operation of eleven properties. At December 31, 1997, four properties were 100% occupied, four were were between 96% and 97% occupied and three were between 85% and 88% occupied. In 1997, one property located in the state of Michigan, had an average occupancy of 80% which reduced cash flow. Property Management deferred property taxes which were delinquent at December 31, 1997. Subsequent to year end, Property Management requested RHS approval for use of reserve funds to pay the delinquent taxes. This property will continue to be closely monitored by management.

The properties are located in rural towns with populations of 14,000 or less. Five properties are located in Michigan, three in Washington, and one each in Ohio, West Virginia and Wisconsin. The properties range in size from 24 to 68 units for a total portfolio of 394 units.

Results of Operations

On a consolidated basis, net income (loss) before depreciation and amortization for 1997, 1996 and 1995 was $96,827, $12,241, and $12,570 respectively. Rental revenues for 1997 were up 2.3% from 1996 as compared to increases of 3% from 1995 to 1996, and 3% from 1994 to 1995. Expenses for 1997, including depreciation, were up 0.9% over 1996, while expenses, including depreciation, for 1996 and 1995 were up 1.8% and 3.1% over 1995 and 1994, respectively.

The Partnership paid $25,726, $22,226, and $22,666, in accounting expenses for the Partnership for 1997, 1996 and 1995, respectively.

Interest revenue for 1997 decreased .9% from 1996 and increased 3% from 1995 to 1996.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. As of December 31, 1997, the Partnership had invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of December 31, 1997, the cash reserves of the Partnership totaled $8,195. It is expected that the Partnership will draw on the reserves in future years to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. In 1997, the Partnership received $14,332 in distributions from the Property Partnerships. The expectation is that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In 1997, ten properties generated positive cash flow and one property generated deficit cash flow. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

As of December 31, 1997, one developer general partner had advanced $14,209 to a Property Partnership under the deficit funding agreement in place during the guarantee period. The guarantee periods ended in 1991 and 1992. The developer general partners are no longer obligated to fund operating deficits.

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

Included in cash deposits on the consolidated balance sheets were $8,195 and $7,197 held as deposits by the Partnership in WMB accounts as of December 31, 1997 and 1996, respectively. As discussed in Part I, Item 1, WMB is affiliated with MFP.

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

Tax Credit

As of December 31, 1997, 1996 and 1995, tax credits equal to 15.17%, 15.17% and 15.17%, respectively, of the limited partners' capital contributions have been generated.


Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 1997, 1996 and 1995, together with the independent auditors' reports thereon, are filed herewith in Part IV, Item 14 of this Form 10-K.

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


Item 11. Executive Compensation


Name of Individual      Capacities
  or Number of           in Which                    Cash
 Persons in Group         Served                 Compensation


                                       Year Ended   Year Ended      Year Ended
                                       12/31/97     12/31/96        12/31/95



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

(1) The General Partner's interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 1997 is ($46,364).


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

              Independent Auditor's Report..........................       1

              Balance Sheets as of December 31, 1997 and 1996.......       2

              Statements of Operations for each of the years ended
              December 31, 1997, 1996 and 1995......................       3

              Statements of Partners' Equity (Deficit) for each of
              the years ended December 31, 1997, 1996 and 1995......       4

              Statements of Cash Flows for each of the years ended
              December 31, 1997, 1996 and 1995......................       5

              Notes to Financial Statements for each of the years
              ended December 31, 1997, 1996 and 1995...............      6-13

              2.  Financial statement schedules                Page of Form 10-K

              Independent Auditor's Report on Schedules.............      14

              Schedule III - Real Estate and Accumulated
              Depreciation..........................................    15-17

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

(b) No reports on Form 8K were filed during 1997.

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


                          ASSISTED HOUSING FUND L.P. I
                                   Registrant

By:  Murphey Favre Properties, Inc.
     Its Managing General Partner




By:              Herbert F. Fox /s/          Date:    3/31/98
              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:              Kerry K. Killinger /s/         Date:    3/31/98
              Kerry K. Killinger
                Its Director



By:              David G. Murphy /s/            Date:     3/31/98
              David G. Murphy
                Its Director

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULES




General Partner and Limited Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the consolidated financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 1997, 1996 and 1995 listed under Item 14(a)1 hereof and have issued our report thereon dated March 26, 1998 (which report is incorporated by reference elsewhere in this Form 10-K). In the course of our audits of such financial statements, we have also audited the schedules listed under Item 14(a)2 for the years ended December 31, 1997, 1996 and 1995. These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.




Blume Loveridge & Co., P.L.L.C.
Bellevue, Washington
March 26, 1998

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          Year Ended December 31, 1997

      COLUMN A           COLUMN B                        COLUMN C                        COLUMN D
--------------------------------------------------------------------------------------------------------
                                                                                     Costs Capitalized
                                                                                        Subsequent
    Description        Encumbrances              Initial Cost to Partnership          to Acquisition
--------------------------------------------------------------------------------------------------------

                                                     Buildings &      Personal
                                           Land      Improvements     Property       Improvements
                                       -----------------------------------------------------------------
Fairview                 $ 1,279,581      $ 55,413                                      $ 1,580,336

Ionia                        714,791        24,000                                          917,910

Logan                        999,705        55,129                                        1,208,945

Rolling Brook                751,449        35,000                                          920,330

Wexford                      729,539        22,000                                          922,925

Blue Heron                 1,477,409       248,569                                        1,609,354

Glenwood                   1,446,793       145,000                                        1,595,734

Pacific Place                760,929        30,000                                          888,081

Cove                       1,439,385        47,000                                        1,718,133

Washington                   719,033         8,000                                          875,004

Fayette                    2,056,856        53,000     $1,815,992     $40,800               599,691

AHF                                                       444,240
                     -----------------------------------------------------------------------------------

Total                    $12,375,470      $723,111     $2,260,232     $40,800           $12,836,443
                     ===================================================================================
Construction in
  Progress                        $0                                                             $0
                     ==================                                             ====================

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 1997

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

                     Land        Buildings       Land            Total
                                              Improvements
                                              and Personal
                                                Property
                     ------------------------------------------------------
Fairview             $ 55,413    $ 1,418,320    $  162,016    $ 1,635,749    $  491,183    13-Jun-90                  27.5/15/10

Ionia                $ 24,000        805,590       112,320        941,910       283,053    08-Aug-90                  27.5/15/10/7

Logan                $ 55,129      1,022,974       185,971      1,264,074       366,237    11-Jan-91                  27.5/15/10

Rolling Brook        $ 35,000        794,263       126,067        955,330       300,598    08-Mar-90                  27.5/15/10/7

Wexford              $ 22,000        815,821       107,104        944,925       307,349    21-Feb-90                  27.5/15/10

Blue Heron           $248,569      1,890,967        76,862      2,216,398       586,115    01-May-90                  27.5/10

Glenwood             $145,000      1,701,975        47,676      1,894,651       577,956    01-Apr-89                  27.5/10/7

Pacific Place        $ 30,000        943,619        21,532        995,151       315,445    01-May-89                  27.5/10/7

Cove                 $ 47,000      1,635,278        82,855      1,765,133       521,947    01-Mar-90                  27.5/10/7

Washington           $  8,000        836,929        38,075        883,004       266,872    01-Jan-90                  27.5/10

Fayette              $ 53,000      2,341,984       114,499      2,509,482       760,913    01-Dec-89                  27.5/15/10/7

AHF                  $      0        444,240                      444,240       128,051                  Various
                     ------------------------------------------------------------------
Total                $723,111    $14,651,960    $1,074,977    $16,450,047    $4,905,719
                     ====================================================================
Construction in
  Progress                                                              0
                                                            ==============

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 1997




                                                  Year Ended                 Year Ended                 Year Ended
REAL ESTATE                                    December 31, 1995        December 31, 1996        December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $16,315,766                 $16,410,747              $16,434,240
  Additions during period:
    Property acquisitions                   $     0                     $     0                  $     0
    Acquisitions through foreclosure              0                           0                        0
    Other acquisitions                            0                           0                        0
    Improvements etc. (New Construction)     96,135                      23,493                   15,807
       Other (Acquisition Cost)                   0                           0                        0
                                            ---------------------------------------------------------------------------
                                                       $16,411,901                 $16,434,240              $16,450,047
    Deductions during period:
       Cost of real estate sold             $ 1,154                     $     0                  $     0
       Other (describe)                           0          1,154            0              0         0              0
                                            ---------------------------------------------------------------------------
    Balance at close of period                         $16,410,747                 $16,434,240              $16,450,047
                                                       ===========                 ===========              ===========

                                                  Year Ended                 Year Ended                 Year Ended
ACCUMULATED DEPRECIATION                       December 31, 1995         December 31, 1996          December 31, 1997
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $3,015,935                  $3,642,593               $4,273,541

  Existing property:                                      625,908                     630,948                  632,178
  Depreciation on additions:
    Property acquisitions                   $    0                      $0                       $0
    Acquisitions through foreclosure             0                       0                        0
    Other acquisitions                           0                       0                        0
    Improvements etc. (New Construction)     1,308                       0                        0
    Other (Acquisition Costs)                    0                       0                        0
                                            --------------------------------------------------------------------------
                                                       $3,643,151                  $4,273,541               $4,905,719
  Depreciation on deductions:
    Cost of real estate sold                $  558                      $0                       $0
    Other (describe)                             0            558        0                  0     0                  0
                                            --------------------------------------------------------------------------
Balance at close of period                             $3,642,593                  $4,273,541               $4,905,719
                                                       ==========                  ==========               ==========

Exhibit                                             Incorporated by
No.                                                 Reference From

 3       Certificate of Limited Partnership         Exhibit C to Form S-11
                                                    Registration Statement
                                                    No. 91-1391150

13       Annual Report to Security Holders          Attached hereto

                          ASSISTED HOUSING FUND L.P. I
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITOR'S REPORT

                        FOR THE YEARS ENDED DECEMBER 31,
                               1997, 1996 AND 1995

                                    CONTENTS

                                                                           Page


INDEPENDENT AUDITOR'S REPORT..........................................      1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets...........................................      2

Consolidated Statements of Operations.................................      3

Consolidated Statements of Partners' Equity (Deficit).................      4

Consolidated Statements of Cash Flows.................................      5

Notes to Financial Statements..........................................    6-13

                          INDEPENDENT AUDITOR'S REPORT


Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




Blume Loveridge & Co., P.L.L.C.
Bellevue, Washington
March 26, 1998
                                                                         Page 1

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,
                                             1997                   1996

                                     ASSETS


Rental property and equipment, at cost:
    Buildings and equipment                  $15,726,936            $15,711,129
    Accumulated depreciation                  (4,905,719)            (4,273,541)
                                             -----------            -----------
                                              10,821,217             11,437,588
    Land                                         723,111                723,111
                                             -----------            -----------
                                              11,544,328             12,160,699

Cash:
    Rental operation                             150,694                139,121
    Partnership                                    8,195                  7,197
                                             -----------            -----------
                                                 158,889                146,318

Restricted deposits:
    Tenant trust - security deposits             103,562                106,501
    Reserve accounts                             644,775                552,746
                                             -----------            -----------
                                                 748,337                659,247

Other assets:
    Accounts receivable                           36,968                 24,757
    Accounts receivable - DGP's                    4,854                  4,112
    Prepaid expenses                              21,500                 27,080
                                             -----------            -----------
                                                  63,322                 55,949
                                             -----------            -----------

                                             $12,514,876            $13,022,213
                                             ===========            ===========







                                                                         Page 2
                              Continued on page 2A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES


                                                     December 31,
                                             1997                   1996

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Mortgage notes payable                   $12,375,470            $12,399,750
    Assessment payable                            54,855                 61,712
    Accounts payable                             260,661                260,146
    Due to affiliates                            577,665                554,534
    Accrued liabilities                          135,852                 75,487
    Security deposits                            106,172                104,531
                                             -----------            -----------
                                              13,510,675             13,456,160

Minority interests in partnerships               519,852                546,353

Contingency

Partners' equity (deficit):
    Limited partners                          (1,469,287)              (939,290)
    General partner                              (46,364)               (41,010)
                                             -----------            -----------
                                              (1,515,651)              (980,300)
                                             -----------            -----------

                                             $12,514,876            $13,022,213
                                             ===========            ===========

















                 See accompanying notes to financial statements.
                                                                        Page 2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Years Ended December 31,
                                      1997             1996             1995
Revenue:
    Rent                           $1,448,422       $1,415,977       $1,381,245
    Miscellaneous                      84,211           88,400           87,496
                                   ----------       ----------       ----------
                                    1,532,633        1,504,377        1,468,741

Expenses:
    Operating and maintenance         222,944          208,656          212,139
    Utilities                         257,935          254,135          245,383
    General and administrative        344,847          347,471          321,975
    Taxes and insurance               264,774          251,468          254,947
    Interest                          329,756          336,895          334,529
    Depreciation                      632,178          630,949          627,216
                                   ----------       ----------       ----------
                                    2,052,434        2,029,574        1,996,189
                                   ----------       ----------       ----------

                                     (519,801)        (525,197)        (527,448)

Other revenues (expenses):
    Interest earned on
      partnership cash                    253              280              505
    Minority interest
       in operations                   26,384           26,435           26,465
    Accounting and auditing           (25,726)         (22,226)         (22,666)
    General and administrative        (10,991)         (18,081)         (11,684)
    Partnership management fees            -           (74,517)         (74,517)
    Amortization of
       organization costs                  -                -              (699)
    Incentive management fees          (3,329)          (3,952)          (3,660)
    Miscellaneous                      (2,141)          (1,450)          (1,641)
                                   ----------       ----------       ----------
                                      (15,550)         (93,511)         (87,897)
                                   ----------       ----------       ----------

       Net income (loss)           $ (535,351)      $ (618,708)      $ (615,345)
                                   ==========       ==========       ==========

       Net income (loss) per
         unit of limited
         partnership interest      $     (754)      $     (871)      $     (867)
                                   ==========       ==========       ==========










                 See accompanying notes to financial statements.
                                                                        Page 3

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  Years Ended December 31, 1997, 1996 and 1995


                                   Limited          General
                                   Partners         Partner         Total

Profit/loss percentage               99.0%             1.0%          100.0%
                                   ===========      ========        =========


Balance - January 1, 1995          $   282,423      $(28,670)       $   253,753

Net income (loss) for 1995            (609,192)       (6,153)          (615,345)
                                   -----------      --------        -----------

Balance - December 31, 1995           (326,769)      (34,823)          (361,592)

Net income (loss) for 1996            (612,521)       (6,187)          (618,708)
                                   -----------      --------        -----------

Balance - December 31, 1996           (939,290)      (41,010)          (980,300)

Net income (loss) for 1997            (529,997)       (5,354)          (535,351)
                                   -----------      --------        -----------

Balance - December 31, 1997        $(1,469,287)     $(46,364)       $(1,515,651)
                                   ===========      ========        ===========




























                 See accompanying notes to financial statements.
                                                                        Page 4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash


                                            Years Ended December 31,
                                        1997          1996          1995
Cash flows from operating activities:
    Net income (loss)                   $(535,351)    $(618,708)    $(615,345)
    Adjustments to reconcile net
        income (loss) to net cash
          provided by operating
          activities:
    Depreciation                          632,178       630,948       626,658
    Amortization of organization
          costs                                -             -            698
    Minority interests in
          operations                      (26,384)      (26,435)     (26,465)
    Changes in certain assets
          and liabilities:
        Accounts receivable               (12,953)        8,082      (11,148)
        Prepaid expenses                    5,580       (16,402)       3,916
        Accounts payable                      515        19,375       47,949
        Accrued liabilities                60,365        (2,797)      (2,032)
        Due to affiliates                  23,131        62,542       53,129
        Security deposits                   4,580        (1,030)         (41)
                                        ---------     ---------    ---------

    Net cash provided by
           operating activities           151,661        55,575       77,319

Cash flows from investing activities:
    Purchase of depreciable
      property                            (15,807)      (23,493)     (26,412)
    Deposits to reserve accounts         (132,444)     (140,217)    (140,172)
Withdrawals from
        reserve accounts                   40,415       115,969      120,266
                                        ---------     ---------    ---------

    Net cash provided (used) by
           investing activities          (107,836)      (47,741)     (46,318)





                              Continued on page 5A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           Increase (Decrease) in Cash


                                        Years Ended December 31,
                                    1997          1996          1995

Cash flows from financing activities:
    Minority partners' capital
          contributions             $   (117)     $   (156)     $    128
    Mortgage principal payments      (24,280)      (22,638)      (20,308)
    Assessment principal payments     (6,857)       (6,857)            -
                                    --------      --------      -------

    Net cash provided (used) by
          financing activities       (31,254)      (29,651)      (20,180)
                                    --------      --------      --------

    Net increase (decrease)
          in cash                     12,571       (21,817)       10,821

    Cash - beginning of year         146,318       168,135       157,314
                                    --------      --------      --------

    Cash - end of year              $158,889      $146,318      $168,135
                                    ========      ========      ========


Supplemental disclosure of cash flow information:

    Cash paid for interest          $329,758      $340,001      $331,729
                                    ========      ========      ========


Supplemental disclosure of noncash investing and financing activities:

    Land improvements purchased
          with assessment payable   $     -       $     -       $ 68,569
                                    ========      ========      ========


















                 See accompanying notes to financial statements.
                                                                        Page 5A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

General
Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc. As of December 31, 1997, 324 limited partners held the 703 units of limited partnership interests outstanding.

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

During the years ended December 31, 1997, 1996 and 1995, rental revenue from RHS totaled $435,076, $408,796 and $407,684, representing 28.4 percent, 27.2 percent and 27.8 percent of total revenue, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES - (CONTINUED)

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

The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership. Through an affiliate, who is a special limited partner in each of the 11 Property Partnerships, the Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships. These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership. All material interpartnership transactions and balances have been eliminated. For the years ended December 31, 1997, 1996 and 1995, net losses allocable to the minority partners were $26,384, $26,435 and $26,465, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES - (CONTINUED)

Method of Accounting
The accrual method of accounting is used for financial statement purposes.

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

Cash Equivalents
For purposes of the statement of cash flows, all investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. At December 31, 1997 and 1996, there were no cash equivalents.

Amortization
Costs aggregating $71,934 incurred in connection with organization of the partnerships have been capitalized and were amortized on a straight-line basis over a five-year period.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES - (CONTINUED)

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

NOTE 2 - TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                              Years Ended December 31,
                                         1997           1996           1995

Murphey Favre Properties, Inc. -
    Partnership services fee             $  7,500       $  7,500       $  7,500
    Partnership administration                 -          44,710         44,710

Developer general partners
        and affiliates -
    Property management fees              121,887        119,365        109,910

As of December 31, 1997 and 1996, related party payables consisted of the following:

                                                 1997               1996
                                                --------           ------

         Advances from DGP's                    $201,784           $201,784
         Partnership management fees             326,726            326,726
         Partnership services fees                22,500             15,000
         Advances from general partner            26,655             11,024
                                                --------           --------

                                                $577,665           $554,534
                                                ========           ========

During 1997 and 1996, the general partner advanced $15,631 and $10,331, respectively, to the Partnership for administrative expenses.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES - (CONTINUED)

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $8,195 and $7,197 at December 31, 1997 and 1996, respectively. Interest earned on such deposits totaled $253, $280, and $505 during the years ended December 31, 1997, 1996 and 1995, respectively.

Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at December 31, 1997 and 1996. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remainder of the balances include property management fees and reimbursements payable to MFP for partnership services and administration.

Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties. Property management fees are paid out of rental operations. Partnership fees and services are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (Note 6).

Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 8.4% of rental receipts.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $126,889 annually into separate reserve accounts until the reserve accounts reach $1,268,211. Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements. Nine of the eleven Property Partnerships are in compliance with the minimum funding requirements as set forth by RHS for the year ended December 31, 1997 and ten of the eleven Property Partnerships for the year ended December 31, 1996. The reserve account balances for the Property Partnerships that did not meet the annual funding requirements did, however, exceed the required balances as of December 31, 1997 and 1996, as a result of excess deposits made in prior years. All withdrawals were approved by RHS and used for their intended purposes.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Principal payments on the mortgage notes for the next 5 years are as follows:

                           Year                      Amounts

                           1998                    $    26,844
                           1999                         29,361
                           2000                         32,115
                           2001                         35,113
                           2002                         38,422
                           2003 and later years     12,213,615
                                                   -----------

                                                   $12,375,470

NOTE 5 - ASSESSMENT PAYABLE

In September, 1995, the city of Bainbridge Island issued an assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 5.6 percent. At December 31, 1997, the fair value of the assessment approximates the amount recorded in the financial statements.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ASSESSMENT PAYABLE - (CONTINUED)

Principal payments on the assessment for the next 5 years are as follows:

                           Year                       Amount

                           1998                    $ 6,857
                           1999                      6,857
                           2000                      6,857
                           2001                      6,857
                           2002                      6,857
                           2003 and later years     20,570
                                                   -------
                                                   $54,855

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

NOTE 7 - GUARANTEES

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 1997, no payments have been made under these guarantee agreements.

NOTE 8 - CONTINGENCY

The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. The Partnership is contingently liable for partnership administration fees of $74,517 at December 31, 1997.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RECLASSIFICATIONS

Certain  reclassifications  have been made to the 1995  financial  statements to
conform  with  the  1996  and  1997  financial  statement   presentation.   Such
reclassification had no effect on net income as previously reported.