Form 10-Q
period 1998-03-31
ASSISTED HOUSING FUND LP I
filed 1998-05-15
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   March 31, 1998


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      The Exhibit Index appears at page 14. There are 15 pages.

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Mar 31,             December 31,
                                             1998                1997
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,726,935         $15,726,936
   Less accumulated depreciation              (5,058,381)         (4,905,719)
                                            -------------       -------------
                                              10,668,554          10,821,217
   Land                                          723,111             723,111
                                           -------------       -------------
                                              11,391,665          12,160,699

Cash and cash equivelents:
   Rental operation                              167,304             150,694
   Partnership operation                          10,713               8,195
                                                 -------             -------
                                                 178,017             158,889

Restricted deposits:
   Tenant trust - security deposits              102,463             103,562
   Reserve accounts                              630,008             644,775
                                             -----------          ----------
                                                 732,471             748,337

Other assets:
   Accounts receivable                            62,201              37,713
   Prepaid expenses                                7,409              25,609
   Organization and start-up costs                     -                  -
                                              ----------         -----------
                                                  69,610              63,322
                                             -----------         -----------
                                             $12,371,763         $12,514,876
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           March 31,          December 31,
                                           1998                   1997
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,368,240          $12,375,470
   LID assessment payable                       54,855               54,855
   Accounts payable                            284,631              215,951
   Due to affiliate                            579,539              622,375
   Accrued liabilities                         115,882              135,852
   Security deposits payable                   105,837              106,172
                                         -------------        -------------
                                            13,508,984           13,510,675

Minority interests in partnerships             513,168              519,852

Partners' equity (deficit):
  Limited partners                          (1,602,677)          (1,469,287)
  General partner                              (47,712)             (46,364)
                                          -------------        -------------
                                            (1,650,389)          (1,515,651)
                                          -------------        -------------
                                           $12,371,763          $12,514,876
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)       (5,354)       (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)      (46,364)     (1,515,651)

Net income (loss) for March 31,
     1998 (Unaudited)              (133,391)        (1,347)       (134,738)
                                 -----------     ----------    ------------
Balance - March 31, 1998
     (Unaudited)                 ($1,602,677)     ($47,712)    ($1,650,389)
                                 ============     =========    ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Quarter
                                   Ended          Ended
                                   March 31,      March 31,
                                   1998           1997
                                   (Unaudited)    (Unaudited)
                                   -----------    -----------
Revenue:
   Rental                          $359,991       $352,949
   Miscellaneous                     12,696         15,755
                                   --------       --------
                                    372,687        368,704

Expenses:
   Operating & maintenance           73,458           46,389
   Utilities                         68,427           72,344
   General & administrative          89,678           88,343
   Taxes                             45,309           41,292
   Insurance                         11,669            9,188
   Interest on mortgage notes        65,211           74,474
   Depreciation                     152,662          139,696
   Miscellaneous                        857            1,202
                                  ----------      ----------
                                    507,271          472,928

                                   (134,584)        (104,224)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             35               36
   Minority Interest                  6,627            6,321
   General & administrative          (6,816)          (2,002)
   Partnership management
    fees                                  0          (18,629)
   Amortization of organi-
    zation & start-up costs               0                0
                                 -----------        ---------
                                       (154)         (14,274)
                                 -----------        ---------
        Net income (loss)          (134,738)        (118,498)
                                 ===========      ===========

Net income (loss) per unit of
 limited partnership interest          (190)            (167)
                                 ===========      ===========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                  Quarter          Quarter
                                                  Ended            Ended
                                                  March 31,        March 31,
                                                  1998             1997
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (134,738)        (118,498)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     152,662          139,695
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                   (6,627)         (6,321)
    Decrease (increase) in:
      Accounts receivable                            (24,488)         (22,918)
      Prepaid expenses                                18,200            6,958

    Increase (decrease) in:
      Accounts payable                                68,680           (7,672)
      Accrued liabilities                            (19,970)          50,547
      Due to affiliates                              (42,836)          13,179
                                                  -----------       ----------
  Net cash provided by operating activities           10,883           54,970

Cash flows from investing activities:
  Acquisition and construction of rental property          1                1
  Decrease (increase) in restricted deposits          14,767          (39,330)
  Security deposits payable                              764           (5,751)
                                                 ------------       ----------
  Net cash provided (used) in investing activities    15,532          (45,080)

Financing activities:
  Minority partners' capital contributions               (57)             (82)
  Mortgage principal payments                         (7,230)          (4,187)
                                                 ------------       ----------
  Net cash provided by financing activities           (7,287)          (4,187)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  19,126            5,703
Cash and cash equivalents - beginning of year        158,889          146,318
                                                ------------        ----------
Cash and cash equivalents - end of period           $178,017         $152,021
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                   $65,211         $74,474
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1998

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

The Partnership completed its public offering of limited partnership interests and commenced operations on April 14, 1989. Prior to that date, the Partnership's activities consisted solely of purchasing limited partnership interests in Property Partnerships which were in the development process. As of December 31, 1997, limited partners held the 703 units of limited partnership interests outstanding.

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $40,461 and $39,193 as of March 31, 1998 and December 31, 1997, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of March 31, 1998 and December 31, 1997, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

h. Certain amounts as previously presented in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  March 31, 1998    Dec 31, 1997

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   32,005            121,887

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $10,713 and $8,195 at March 31, 1998 and December 31, 1997, respectively. Interest earned on such deposits totaled $35 and $253 during the quarter ended March 31, 1998 and year ended December 31, 1997, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at March 31, 1998 and December 31, 1997, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Mar 31, 1998        Due Date

Fairview          $ 2,744             $ 1,278,924         April, 2040
Ionia               1,532                 714,441         October, 2040
Logan               2,142               1,001,559         March, 2041
Rolling Brook       1,614                 751,034         June, 2040
Wexford             1,567                 729,125         April, 2040
Blue Heron          3,173               1,476,557         June, 2040
Glenwood            3,111               1,445,960         May, 2039
Pacific Place       1,632                 760,560         June, 2039
Cove                3,092               1,435,475         April, 2040
Washington          1,545                 718,622         May, 2040
Fayette             4,398               2,055,983         December, 2039
Total             $26,550             $12,368,240


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1998                             19,614
                  1999                             29,361
                  2000                             32,115
                  2001                             35,113
                  2002                             38,422
                  2003 and later years         12,213,615
                                              $12,368,240


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

8.   Contingencies

In September, 1995 the city of Winslow issued a L.I.D. assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 6.25 percent. At December 31, 1997, the fair value of the L.I.D. assessment approximates the amount recorded in the financial statements.

Principal payments on the assessment for the next 5 years are as follows:

                  Year                             Amounts
                  1998                               6,857
                  1999                               6,857
                  2000                               6,857
                  2001                               6,857
                  2002                               6,857
                  2003 and later years              20,570
                                                   $54,855

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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of occupancy. At March 31, 1998, five properties were 100% occupied, four properties were between 90% and 96% occupied, and two properties were between 80% and 87% occupied. In 1997, one property located in the state of Michigan, had an average occupancy of 80% which reduced cash flow. Property Management deferred property taxes which were delinquent at December 31, 1997. During the first quarter, Property Management requested RHS approval for use of reserve funds to pay the delinquent taxes. This property will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the first quarter 1998 was $18,933 compared with net income before depreciation and amortization in the first quarter of 1997 of $35,473. Rental revenues for the first quarter of 1998 were up 2.0% from the first quarter 1997 while the first quarter 1998 expenses including depreciation were up 7.3% from the first quarter 1997.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of March 31, 1998, the cash reserves of the Partnership totaled $10,713. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the first quarter 1998, three properties generated deficit cash flow and eight generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $10,713 and $8,195, held as deposits by the Partnership in Washington Mutual Bank accounts as of March 31, 1998 and December 31, 1997, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 14th day of May, 1998.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer