Form 10-Q
period 1998-06-30
ASSISTED HOUSING FUND LP I
filed 1998-08-13
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   June 30, 1998


Commission file number    33-18756


                          ASSISTED HOUSING FUND L.P. I
             (Exact name of registrant as specified in its charter)

      Washington                                                 91-1391150
(State of organization)                                         (IRS Employer
                                                            Identification No.)




                1301 Fifth Avenue, Suite 2200, Seattle, WA 98101
              (Address of principal executive offices) (Zip code)


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Jun 30,             December 31,
                                             1998                1997
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,726,936         $15,726,936
   Less accumulated depreciation              (5,193,112)         (4,905,719)
                                            -------------       -------------
                                              10,533,824          10,821,217
   Land                                          723,111             723,111
                                           -------------       -------------
                                              11,256,935          11,544,328

Cash and cash equivelents:
   Rental operation                              173,025             150,694
   Partnership operation                          10,733               8,195
                                                 -------             -------
                                                 183,758             158,889

Restricted deposits:
   Tenant trust - security deposits              106,307             103,562
   Reserve accounts                              648,590             644,775
                                             -----------          ----------
                                                 754,897             748,337

Other assets:
   Accounts receivable                            58,797              37,713
   Prepaid expenses                                2,875              25,609
   Organization and start-up costs                     -                  -
                                              ----------         -----------
                                                  61,672              63,322
                                             -----------         -----------
                                             $12,257,262         $12,514,876
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           Juneh 30,          December 31,
                                           1998                   1997
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,362,044          $12,375,470
   LID assessment payable                       54,855               54,855
   Accounts payable                            278,239              215,951
   Due to affiliate                            581,899              622,375
   Accrued liabilities                         101,881              135,852
   Security deposits payable                   109,202              106,172
                                         -------------        -------------
                                            13,488,120           13,510,675

Minority interests in partnerships             506,986              519,852

Partners' equity (deficit):
  Limited partners                          (1,689,258)          (1,469,287)
  General partner                              (48,586)             (46,364)
                                          -------------        -------------
                                            (1,737,844)          (1,515,651)
                                          -------------        -------------
                                           $12,257,262          $12,514,876
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)       (5,354)       (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)      (46,364)     (1,515,651)

Net income (loss) for June 30,
     1998 (Unaudited)              (219,971)        (2,222)       (222,193)
                                 -----------     ----------    ------------
Balance - June 30, 1998
     (Unaudited)                 ($1,689,258)     ($48,586)    ($1,737,844)
                                 ============     =========    ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Six Months     Quarter        Six Months
                                   Ended          Ended          Ended          Ended
                                   June 30,       June 30,       June 30,       June 30,
                                   1998           1998           1998           1997
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $385,886       $745,877       $355,115       $708,064
   Miscellaneous                     13,507         26,203         21,430         37,185
                                   --------       --------       --------       --------
                                    399,393        772,080        376,545        745,249

Expenses:
   Operating & maintenance           49,213        122,193         49,285         95,674
   Utilities                         59,122        127,549         62,427        134,771
   General & administrative          94,735        184,413         84,209        172,552
   Taxes                             67,380        112,689         48,399         89,691
   Insurance                          2,481         14,150          9,462         18,650
   Interest on mortgage notes        83,508        148,719         71,259        145,733
   Depreciation                     134,731        287,391        149,680        289,376
   Miscellaneous                       (480)           857          4,575          5,776
                                  ----------    ----------       --------       --------
                                    490,690        997,961        479,296        952,223

                                    (91,297)      (225,881)      (102,751)      (206,974)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             20             55             72            108
   Minority Interest                  6,182         12,809          6,306         12,627
   General & administrative          (2,360)        (9,176)       (26,764)       (28,766)
   Partnership management
    fees                                  0              0        (18,630)       (37,259)
   Amortization of organi-
    zation & start-up costs               0              0              0              0
                                 -----------      ---------      --------       --------
                                      3,842          3,688        (39,016)       (53,290)
                                 -----------      ---------      --------       --------
        Net income (loss)           (87,455)      (222,193)      (141,767)      (260,264)
                                 ===========    ===========      ========       ========

Net income (loss) per unit of
 limited partnership interest          (123)          (313)          (200)          (367)
                                 ===========    ===========      ========       ========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                  Six Months       Six Months
                                                  Ended            Ended
                                                  June 30,         June 30,
                                                  1998             1997
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (222,193)        (260,264)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     287,393          289,376
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (12,809)         (12,627)
    Decrease (increase) in:
      Accounts receivable                            (21,084)         (18,973)
      Prepaid expenses                                22,734            9,575

    Increase (decrease) in:
      Accounts payable                                62,288              129
      Accrued liabilities                            (33,971)          31,777
      Due to affiliates                              (40,476)          41,122
                                                  -----------       ----------
  Net cash provided by operating activities           41,882           80,115

Cash flows from investing activities:
  Acquisition and construction of rental property                      (8,968)
  Decrease (increase) in restricted deposits          (3,815)         (48,553)
  Security deposits payable                              285           (1,410)
                                                 ------------       ----------
  Net cash provided (used) in investing activities    (3,530)         (58,931)

Financing activities:
  Minority partners' capital contributions               (57)            (118)
  Mortgage principal payments                        (13,426)          (9,938)
                                                 ------------       ----------
  Net cash provided by financing activities          (13,483)         (10,056)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  24,869           11,128
Cash and cash equivalents - beginning of year        158,889          146,318
                                                ------------        ----------
Cash and cash equivalents - end of period           $183,758         $157,446
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $148,719        $145,733
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended June 30, 1998

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $41,284 and $39,193 as of June 30, 1998 and December 31, 1997, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of June 30, 1998 and December 31, 1997, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  June 30, 1998    Dec 31, 1997

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 3,750           $  7,500

Developer general partners and affiliates
         Property management fees                   67,937            121,887

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $10,733 and $8,195 at June 30, 1998 and December 31, 1997, respectively. Interest earned on such deposits totaled $20 and $253 during the quarter ended June 30, 1998 and year ended December 31, 1997, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at June 30, 1998 and December 31, 1997, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Jun 30, 1998        Due Date

Fairview          $ 2,744             $ 1,278,253         April, 2040
Ionia               1,532                 714,066         October, 2040
Logan               2,142                 998,714         March, 2041
Rolling Brook       1,614                 750,592         June, 2040
Wexford             1,567                 728,700         April, 2040
Blue Heron          3,173               1,475,687         June, 2040
Glenwood            3,111               1,445,109         May, 2039
Pacific Place       1,632                 760,182         June, 2039
Cove                3,092               1,437,448         April, 2040
Washington          1,545                 718,201         May, 2040
Fayette             4,398               2,055,092         December, 2039
Total             $26,550             $12,362,044


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1998                             13,418
                  1999                             29,361
                  2000                             32,115
                  2001                             35,113
                  2002                             38,422
                  2003 and later years         12,213,615
                                              $12,362,044


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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of occupancy. At June 30, 1998, two properties were 100% occupied, seven properties were between 90% and 98% occupied, and two properties were between 75% and 80% occupied.

In 1997, one property located in the state of Michigan, had an average occupancy of 80% which reduced cash flow. Property Management deferred property taxes which were delinquent at December 31, 1997. During the first quarter, Property Management requested RHS approval for use of reserve funds to pay the delinquent taxes. This property will continue to be closely monitored by management.

Results of Operations

On a consolidated  basis,  net income before  depreciation and  amortization for
the  second   quarter  1998  was  $43,434  compared  with  net  income  before depreciation and amortization in the second quarter of 1997 of $50,253. Rental revenues for the second quarter of 1998 were up 8.7% from the second quarter 1997 while the second quarter 1998 expenses including depreciation were down 6.0% from the second quarter 1997.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of June 30, 1998, the cash reserves of the Partnership totaled $10,733. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the second quarter 1998, two properties generated deficit cash flow and nine generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $10,733 and $8,195, held as deposits by the Partnership in Washington Mutual Bank accounts as of June 30, 1998 and December 31, 1997, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 13th day of August, 1998.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer