Form 10-Q
period 1998-09-30
ASSISTED HOUSING FUND LP I
filed 1998-11-16
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   September 30, 1998


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Sep 30,             December 31,
                                             1998                1997
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,726,936         $15,726,936
   Less accumulated depreciation              (5,310,157)         (4,905,719)
                                            -------------       -------------
                                              10,416,779          10,821,217
   Land                                          723,111             723,111
                                           -------------       -------------
                                              11,139,890          11,544,328

Cash and cash equivelents:
   Rental operation                              162,987             150,694
   Partnership operation                          13,262               8,195
                                                 -------             -------
                                                 176,249             158,889

Restricted deposits:
   Tenant trust - security deposits              107,060             103,562
   Reserve accounts                              669,248             644,775
                                             -----------          ----------
                                                 776,308             748,337

Other assets:
   Accounts receivable                            59,073              37,713
   Prepaid expenses                               12,022              25,609
   Organization and start-up costs                     -                  -
                                              ----------         -----------
                                                  71,095              63,322
                                             -----------         -----------
                                             $12,163,542         $12,514,876
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           Sept 30,           December 31,
                                           1998                   1997
                                           (Unaudited)
                                           -------------      -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,352,718          $12,375,470
   LID assessment payable                       54,855               54,855
   Accounts payable                            247,023              215,951
   Due to affiliate                            584,311              622,375
   Accrued liabilities                         155,024              135,852
   Security deposits payable                   110,248              106,172
                                         -------------        -------------
                                            13,504,179           13,510,675

Minority interests in partnerships             500,614              519,852

Partners' equity (deficit):
  Limited partners                          (1,791,631)          (1,469,287)
  General partner                              (49,620)             (46,364)
                                          -------------        -------------
                                            (1,841,251)          (1,515,651)
                                          -------------        -------------
                                           $12,163,542          $12,514,876
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)       (5,354)       (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)      (46,364)     (1,515,651)

Net income (loss) for September 30,
     1998 (Unaudited)              (322,344)        (3,256)       (325,600)
                                 -----------     ----------    ------------
Balance - September 30, 1998
     (Unaudited)                 ($1,791,631)     ($49,620)    ($1,841,251)
                                 ============     =========    ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Nine Months    Quarter        Nine Months
                                   Ended          Ended          Ended          Ended
                                   Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                   1998           1998           1997           1997
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $374,065       $1,119,942     $352,974       $1,061,038
   Miscellaneous                     14,183           40,386       18,768           55,953
                                   --------       ----------     --------       ----------
                                    388,248        1,160,328      371,742        1,116,991

Expenses:
   Operating & maintenance           72,554          194,748       51,926          147,600
   Utilities                         57,105          184,654       55,314          190,085
   General & administrative          81,362          265,775       84,434          256,986
   Taxes                             83,652          196,340       67,624          157,315
   Insurance                         13,995           28,145       15,518           34,168
   Interest on mortgage notes        66,802          215,521       73,784          219,517
   Depreciation                     117,044          404,435      180,629          470,005
   Miscellaneous                      3,095            3,955        1,763            7,540
                                  ----------    ------------     --------       ----------
                                    495,612        1,493,573      530,992        1,483,216

                                   (107,364)        (333,245)    (159,250)        (366,225)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             23             78             71              179
   Minority Interest                  6,345         19,154          6,877           19,505
   General & administrative          (2,411)       (11,587)        (1,927)         (30,693)
   Partnership management
    fees                                  0              0        (18,629)         (55,888)
   Amortization of organi-
    zation & start-up costs               0              0              0                0
                                 -----------      ---------      --------         --------
                                      3,957          7,645        (13,608)         (66,897)
                                 -----------      ---------      --------         --------
        Net income (loss)          (103,407)      (325,600)      (172,858)        (433,122)
                                 ===========    ===========      ========         ========

Net income (loss) per unit of
 limited partnership interest          (146)          (459)          (243)            (610)
                                 ===========    ===========      =========        =========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                  Nine Months      Nine Months
                                                  Ended            Ended
                                                  September 30,    September 30,
                                                  1998             1997
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (325,600)        (433,122)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     404,438          470,005
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (19,154)         (19,504)
    Decrease (increase) in:
      Accounts receivable                            (21,360)         (23,287)
      Prepaid expenses                                13,587           (1,204)

    Increase (decrease) in:
      Accounts payable                                31,072            3,655
      Accrued liabilities                             19,172           66,860
      Due to affiliates                              (38,064)          54,226
                                                  -----------       ----------
  Net cash provided by operating activities           64,091          117,629

Cash flows from investing activities:
  Acquisition and construction of rental property          0           (8,968)
  Decrease (increase) in restricted deposits         (24,473)         (61,323)
  Security deposits payable                              578             (132)
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (23,895)         (70,423)

Financing activities:
  Minority partners' capital contributions               (84)            (118)
  Mortgage principal payments                        (22,752)         (16,166)
                                                 ------------       ----------
  Net cash provided by financing activities          (22,836)         (16,284)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  17,360           30,922
Cash and cash equivalents - beginning of year        158,889          146,318
                                                ------------        ----------
Cash and cash equivalents - end of period           $176,249         $177,240
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $215,521         $219,517
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 1998

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $42,270 and $39,193 as of September 30, 1998 and December 31, 1997, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of September 30, 1998 and December 31, 1997, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  Sept 30, 1998    Dec 31, 1997

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   29,826            121,887

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $13,262 and $8,195 at September 30, 1998 and December 31, 1997, respectively. Interest earned on such deposits totaled $23 and $253 during the quarter ended September 30, 1998 and year ended December 31, 1997, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at September 30, 1998 and December 31, 1997, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Sept 30, 1998        Due Date

Fairview          $ 2,744             $ 1,277,566         April, 2040
Ionia               1,532                 713,691         October, 2040
Logan               2,142                 998,202         March, 2041
Rolling Brook       1,614                 750,149         June, 2040
Wexford             1,567                 728,268         April, 2040
Blue Heron          3,173               1,474,797         June, 2040
Glenwood            3,111               1,441,712         May, 2039
Pacific Place       1,632                 759,795         June, 2039
Cove                3,092               1,436,588         April, 2040
Washington          1,545                 717,771         May, 2040
Fayette             4,398               2,054,179         December, 2039
Total             $26,550             $12,352,718


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1998                              4,092
                  1999                             29,361
                  2000                             32,115
                  2001                             35,113
                  2002                             38,422
                  2003 and later years         12,213,615
                                              $12,352,718


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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of occupancy. At September 30, 1998, three properties were 100% occupied, six properties were between 90% and 98% occupied, and two properties were between 85% and 89% occupied.

In 1997, one property located in the state of Michigan, had an average occupancy of 80% which reduced cash flow. Property Management deferred property taxes which were delinquent at December 31, 1997. During the first quarter, Property Management requested RHS approval for use of reserve funds to pay the delinquent taxes. This property will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the third quarter 1998 was $12,114 compared with net income before depreciation and amortization in the third quarter of 1997 of $21,379. Rental revenues for the third quarter of 1998 were up 5.9% from the third quarter 1997 while the third quarter 1998 expenses including depreciation were down 7.1% from the second quarter 1997.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of September 30, 1998, the cash reserves of the Partnership totaled $13,262. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the third quarter 1998, three properties generated deficit cash flow and eight generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $13,262 and $8,195, held as deposits by the Partnership in Washington Mutual Bank accounts as of September 30, 1998 and December 31, 1997, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 16th day of November, 1998.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer