Form 10-K
period 1998-12-31
ASSISTED HOUSING FUND LP I
filed 1999-03-30
CIK 825535

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended  December 31, 1998

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

Each Property Partnership has, as its general partner (developer), one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the developers for the management of each Property Partnership. As of December 31, 1998, the Property Partnerships and their developers were:

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

As of December 31, 1998, the Property Partnerships had placed rental properties into operation in the following locations:

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

As of the date of filing of this report, the Partnership has 332 limited partners and one general partner.

The Partnership has not made any distributions in 1996, 1997 and 1998 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data

                   Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                    12/31/98       12/31/97       12/31/96       12/31/95       12/31/94

Rental Revenue      $1,505,575     $1,448,422     $1,415,977     $1,381,245     $1,336,598


Interest
Revenue                 24,835         24,538         21,800         21,158         18,868


Income (Loss)         (500,629)      (535,351)      (618,708)      (615,345)      (600,996)

Income (Loss)
per Limited
Partnership
Unit                      (705)          (754)          (871)          (867)          (846)


Total Assets        11,949,410     12,514,876     13,022,213     13,620,436     14,107,470

Mortgage Notes
Payable
                    12,348,628    $12,375,470    $12,399,750    $12,422,388    $12,442,696

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year, management's emphasis was on the continued operation of eleven properties. At December 31, 1998, five properties were 100% occupied, three were between 94% and 96% occupied and three were between 80% and 88% occupied. The three properties with the lowest occupancy, located in Michigan and West Virginia, continue to have cash flow problems. As a result, property taxes for the three properties were delinquent at December 31, 1998 although other obligations were current. These properties will continue to be closely monitored by management.

The properties are located in rural towns with populations of 14,000 or less. Five properties are located in Michigan, three in Washington, and one each in Ohio, West Virginia and Wisconsin. The properties range in size from 24 to 68 units for a total portfolio of 394 units.

Results of Operations

On a consolidated basis, net income (loss) before depreciation for 1998, 1997 and 1996 was $134,348, $96,827, and $12,240, respectively. Rental revenues for 1998 were up 3.9% from 1997 as compared to increases of 2.3% from 1996 to 1997, and 3% from 1995 to 1996. Expenses for 1998, including depreciation, were up 0.7% over 1997, while expenses, includin depreciation, for 1997 and 1996 were up 0.9% and 1.8% over 1996 and 1995, respectively.

The Partnership paid $22,690, $25,726, and $22,226, in accounting expenses for the Partnership for 1998, 1997 and 1996, respectively.

Interest revenue for 1998 increased 1.4% from 1997 and decreased 0.9% from 1996 to 1997.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. As of December 31, 1998, the Partnership had invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of December 31, 1998, the cash reserves of the Partnership totaled $13,276. It is expected that the Partnership will draw on the reserves in future years to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. In 1998, the Partnership received $9,930 in distributions from the Property Partnerships. The expectation is that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In 1998, four properties generated positive cash flow and seven properties generated deficit cash flow. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

As of December 31, 1998, one developer general partner had advanced $14,209 to a Property Partnership under the deficit funding agreement in place during the guarantee period. The guarantee periods ended in 1991 and 1992. The developer general partners are no longer obligated to fund operating deficits.

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

Capital expenditures on the properties are expected to increase over the initial years'capital expenses due to the natural aging process of the newly constructed (10 properties) or newly rehabilitated (1 property) projects at the time of the formation of the Partnership. As part of RHS loan requirements,a reserve account is funded at an annual rate of 1% of the original property loan balance until the balance equals 10% of the original loan balance. Additions to reserve accounts are funded from property operations and are established for future capital expenditures.

Included in cash deposits on the consolidated balance sheets were $13,276 and $8,195 held as deposits by the Partnership in WMB accounts as of December 31, 1998 and 1997, respectively. As discussed in Part I, Item 1, WMB is affiliated with MFP.

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

Tax Credit

As of December 31, 1998, 1997 and 1996, tax credits equal to 15.17%, 15.17% and 15.17%, respectively, of the limited partners' capital contributions have been generated.

Impact of Year 2000

The Partnership's general partner has reviewed the potential exposure due to computer problems that may arise subsequent to 1999. We are currently in the process of taking the necessary precautions to minimize any disruptions to normal business operations. The Partnership may remain susceptible to consequences of the Year 2000 issue because of the inherent uncertainty of all systems from outside vendors, or other companies, relied upon by the Partnership and/or Property Partnerships.

Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 1998, 1997 and 1996, together with the independent auditors' reports thereon, are filed herewith in Part IV, Item 14 of this Form 10-K.

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


Item 11. Executive Compensation


Name of Individual      Capacities
  or Number of           in Which                    Cash
 Persons in Group         Served                 Compensation


                                       Year Ended   Year Ended   Year Ended
                                       12/31/98     12/31/97     12/31/96



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

(1) The General Partner's interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 1998 is ($51,370).


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

              Independent Auditor's Report..........................       1

              Balance Sheets as of December 31, 1998 and 1997.......       2

              Statements of Operations for each of the years ended
              December 31, 1998, 1997 and 1996......................       3

              Statements of Partners' Equity (Deficit) for each of
              the years ended December 31, 1998, 1997 and 1996......       4

              Statements of Cash Flows for each of the years ended
              December 31, 1998, 1997 and 1996......................       5

              Notes to Financial Statements for each of the years
              ended December 31, 1998, 1997 and 1996...............      6-12

              2.  Financial statement schedules                Page of Form 10-K

              Independent Auditor's Report on Schedules.............      13

              Schedule III - Real Estate and Accumulated
              Depreciation..........................................    14-16

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

(b) No reports on Form 8K were filed during 1998.

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


                          ASSISTED HOUSING FUND L.P. I
                                   Registrant

By:  Murphey Favre Properties, Inc.
     Its Managing General Partner




By:              Herbert F. Fox /s/          Date:    3/31/99
              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:              Kerry K. Killinger /s/         Date:    3/31/99
              Kerry K. Killinger
                Its Director



By:              David G. Murphy /s/            Date:     3/31/99
              David G. Murphy
                Its Director

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULES




General Partner and Limited Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the consolidated financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 1998, 1997 and 1996 listed under Item 14(a)1 hereof and have issued our report thereon dated March 23, 1999 (which report is incorporated by reference elsewhere in this Form 10-K). In the course of our audits of such financial statements, we have also audited the schedules listed under Item 14(a)2 for the years ended December 31, 1998, 1997 and 1996. These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.




Blume Loveridge & Co., PLLC
Bellevue, Washington
March 23, 1999

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          Year Ended December 31, 1998

      COLUMN A           COLUMN B                        COLUMN C                        COLUMN D
--------------------------------------------------------------------------------------------------------
                                                                                     Costs Capitalized
                                                                                        Subsequent
    Description        Encumbrances              Initial Cost to Partnership          to Acquisition
--------------------------------------------------------------------------------------------------------

                                                     Buildings &      Personal
                                           Land      Improvements     Property       Improvements
                                       -----------------------------------------------------------------
Fairview                 $ 1,279,581      $ 55,413                                      $ 1,580,336

Ionia                        714,791        24,000                                          917,910

Logan                        999,705        55,129                                        1,208,945

Rolling Brook                751,449        35,000                                          927,015

Wexford                      729,539        22,000                                          944,922

Blue Heron                 1,477,409       248,569                                        1,622,709

Glenwood                   1,446,793       145,000                                        1,595,734

Pacific Place                760,929        30,000                                          888,081

Cove                       1,439,385        47,000                                        1,718,133

Washington                   719,033         8,000                                          875,004

Fayette                    2,056,856        53,000     $1,815,992     $40,800               599,691

AHF                                                       444,240
                     -----------------------------------------------------------------------------------

Total                    $12,375,470      $723,111     $2,260,232     $40,800           $12,878,480
                     ===================================================================================
Construction in
  Progress                        $0                                                             $0
                     ==================                                             ====================

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 1998

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

                     Land        Buildings       Land            Total
                                              Improvements
                                              and Personal
                                                Property
                     ------------------------------------------------------
Fairview             $ 55,413    $ 1,418,320    $  162,016    $ 1,635,749    $  556,979    13-Jun-90                  27.5/15/10

Ionia                $ 24,000        805,590       112,320        941,910       321,865    08-Aug-90                  27.5/15/10/7

Logan                $ 55,129      1,022,974       185,971      1,264,074       418,566    11-Jan-91                  27.5/15/10

Rolling Brook        $ 35,000        794,263       132,752        962,015       339,915    08-Mar-90                  27.5/15/10/7

Wexford              $ 22,000        815,821       129,101        966,922       348,758    21-Feb-90                  27.5/15/10

Blue Heron           $248,569      1,890,967        90,217      2,229,753       663,017    01-May-90                  27.5/10

Glenwood             $145,000      1,701,975        47,676      1,894,651       645,015    01-Apr-89                  27.5/10/7

Pacific Place        $ 30,000        943,619        21,532        995,151       351,990    01-May-89                  27.5/10/7

Cove                 $ 47,000      1,635,278        82,855      1,765,133       589,757    01-Mar-90                  27.5/10/7

Washington           $  8,000        836,929        38,075        883,004       301,113    01-Jan-90                  27.5/10

Fayette              $ 53,000      2,341,984       114,499      2,509,483       859,513    01-Dec-89                  27.5/15/10/7

AHF                  $      0        444,240                      444,240       144,207                  Various
                     ------------------------------------------------------------------
Total                $723,111    $14,651,960    $1,117,014    $16,492,085    $5,540,695
                     ====================================================================
Construction in
  Progress                                                              0
                                                            ==============

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 1998




                                                  Year Ended                 Year Ended                 Year Ended
REAL ESTATE                                    December 31, 1996        December 31, 1997        December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $16,410,747               $16,434,240              $16,450,047
  Additions during period:
    Property acquisitions                   $     0                     $     0                  $     0
    Acquisitions through foreclosure              0                           0                        0
    Other acquisitions                            0                           0                        0
    Improvements etc. (New Construction)     23,493                      15,807                   42,038
       Other (Acquisition Cost)                   0                           0                        0
                                            ---------------------------------------------------------------------------
                                                       $16,434,240                 $16,450,047              $16,492,085
    Deductions during period:
       Cost of real estate sold             $     0                     $     0                  $     0
       Other (describe)                           0              0            0              0         0              0
                                            ---------------------------------------------------------------------------
    Balance at close of period                         $16,434,240                 $16,450,047              $16,492,085
                                                       ===========                 ===========              ===========

                                                  Year Ended                 Year Ended                 Year Ended
ACCUMULATED DEPRECIATION                       December 31, 1996         December 31, 1997          December 31, 1998
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $3,642,593                  $4,273,541               $4,905,719

  Existing property:                                      630,948                     632,178                  634,977
  Depreciation on additions:
    Property acquisitions                   $    0                      $0                       $0
    Acquisitions through foreclosure             0                       0                        0
    Other acquisitions                           0                       0                        0
    Improvements etc. (New Construction)         0                       0                        0
    Other (Acquisition Costs)                    0                       0                        0
                                            --------------------------------------------------------------------------
                                                       $4,273,541                  $4,905,719               $5,540,696
  Depreciation on deductions:
    Cost of real estate sold                $    0                      $0                       $0
    Other (describe)                             0              0        0                  0     0                  0
                                            --------------------------------------------------------------------------
Balance at close of period                             $4,273,541                  $4,905,719               $5,540,696
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

 3       Certificate of Limited Partnership         Exhibit C to Form S-11
                             Registration Statement
                                 No. 91-1391150

13       Annual Report to Security Holders          Attached hereto

                          ASSISTED HOUSING FUND L.P. I
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITOR'S REPORT

                        FOR THE YEARS ENDED DECEMBER 31,
                               1998, 1997 AND 1996

                                    CONTENTS

                                                                         Page


INDEPENDENT AUDITOR'S REPORT.......................................      1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets........................................      2

Consolidated Statements of Operations..............................      3

Consolidated Statements of Partners' Equity (Deficit)..............      4

Consolidated Statements of Cash Flows..............................      5

Notes to Financial Statements.......................................    6-12

                          INDEPENDENT AUDITOR'S REPORT


Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




Blume Loveridge & Co., PLLC
Bellevue, Washington
March 23, 1999

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,
                                             1998                   1997

                                     ASSETS


Rental property and equipment, at cost:
    Buildings and equipment                  $15,768,974           $15,726,936
    Accumulated depreciation                  (5,540,696)           (4,905,719)
                                              -----------           -----------
                                              10,228,278             10,821,217
    Land                                         723,111                723,111
                                              -----------           -----------
                                              10,951,389             11,544,328

Cash:
    Rental operation                             150,756                150,694
    Partnership                                   13,276                  8,195
                                             -----------            -----------
                                                 164,032                158,889

Restricted deposits:
    Tenant trust - security deposits             108,063                103,562
    Reserve accounts                             678,773                644,775
                                             -----------            -----------
                                                 786,836                748,337

Other assets:
    Accounts receivable                           33,715                 36,968
    Accounts receivable - DGP's                    5,671                  4,854
    Prepaid expenses                               7,767                 21,500
                                             -----------            -----------
                                                  47,153                 63,322
                                             -----------            -----------

                                             $11,949,410            $12,514,876
                                             ===========             ===========





                             Continued on page 2A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES


                                                     December 31,
                                             1998                   1997

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Mortgage notes payable                   $12,348,628            $12,375,470
    Assessment payable                            47,998                 54,855
    Accounts payable                             251,672                260,661
    Due to affiliates                            609,100                577,665
    Accrued liabilities                          107,926                135,852
    Security deposits payable                    106,620                106,172
                                             -----------            -----------
                                              13,471,944             13,510,675

Minority interests in property
   partnerships                                  493,946                519,852

Contingency

Partners' equity (deficit):
    Limited partners                          (1,964,910)            (1,469,287)
    General partner                              (51,370)               (46,364)
                                             -----------            -----------
                                              (2,016,280)            (1,515,651)
                                             -----------            -----------

                                             $11,949,410            $12,514,876
                                             ===========            ===========

















                 See accompanying notes to financial statements.
                                     Page 2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Years Ended December 31,
                                      1998             1997             1996
Revenue:
    Rent                           $1,505,575       $1,448,422       $1,415,977
    Miscellaneous                      73,344           84,211           88,400
                                   ----------       ----------       ----------
                                    1,578,919        1,532,633        1,504,377

Expenses:
    Operating and maintenance         235,793          222,944          208,657
    Utilities                         243,754          257,935          254,135
    General and administrative        359,323          344,847          347,471
    Taxes and insurance               270,871          264,774          251,468
    Interest                          319,192          329,756          336,895
    Depreciation                      634,977          632,178          630,948
                                   ----------       ----------       ----------
                                    2,063,910        2,052,434        2,029,574
                                   ----------       ----------       ----------

                                     (484,991)        (519,801)        (525,197)

Other revenues (expenses):
    Interest earned on
       partnership cash                    92             253              280
    Minority interest
       in operations                   26,022           26,384           26,435
    Accounting and auditing           (22,690)         (25,726)         (22,226)
    General and administrative        (13,685)         (10,991)         (18,081)
    Partnership management fees            -                -           (74,517)
    Incentive management fees          (2,434)          (3,329)          (3,952)
    Miscellaneous                      (2,943)          (2,141)          (1,450)
                                   ----------       ----------       ----------
                                      (15,638)         (15,550)         (93,511)
                                   ----------       ----------       ----------

       Net income (loss)           $ (500,629)      $ (535,351)      $ (618,708)
                                   ==========       ==========       ==========

       Net income (loss) per
         unit of limited
         partnership interest      $     (705)      $     (754)      $     (871)
                                   ==========       ==========       ==========










                 See accompanying notes to financial statements.
                                     Page 3

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  Years Ended December 31, 1998, 1997 and 1996


                                   Limited          General
                                   Partners         Partner         Total

Profit/loss percentage               99.0%             1.0%          100.0%
                                   ===========      ========        =========

Balance - January 1, 1996          $  (326,769)      (34,823)          (361,592)

Net income (loss) for 1996            (612,521)       (6,187)          (618,708)
                                   -----------      --------        -----------

Balance - December 31, 1996           (939,290)      (41,010)          (980,300)

Net income (loss) for 1997            (529,997)       (5,354)          (535,351)
                                   -----------      --------        -----------

Balance - December 31, 1997         (1,469,287)      (46,364)        (1,515,651)

Net income (loss) for 1998            (495,623)       (5,006)          (500,629)
                                   -----------      --------        -----------
Balance - December 31, 1998        $(1,964,910)     $(51,370)       $(2,016,280)
                                   ===========      ========        ===========




























                 See accompanying notes to financial statements.
                                     Page 4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash


                                            Years Ended December 31,
                                        1998          1997          1996
Cash flows from operating activities:
    Net income (loss)                   $(500,629)     $(535,351)    $(618,708)
    Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities:
    Depreciation                          634,977        632,178       630,948
    Minority interests in
        operations                        (26,022)       (26,384)      (26,435)
    Changes in certain assets
        and liabilities:
      Accounts receivable                   2,436        (12,953)        8,082
      Prepaid expenses                     13,733          5,580       (16,402)
      Accounts payable                     (8,989)           515        19,375
      Accrued liabilities                 (27,926)        60,365        (2,797)
      Due to affiliates                    31,435         23,131        62,542
      Security deposits                    (4,053)         4,580        (1,030)
                                        ---------      ---------     ---------

    Net cash provided by
        operating activities              114,962        151,661        55,575

Cash flows from investing activities:
    Purchase of depreciable
      property                            (42,038)       (15,807)      (23,493)
    Deposits to reserve accounts         (158,018)      (132,444)     (140,217)
    Withdrawals from
      reserve accounts                    124,020         40,415       115,969
                                         --------       --------     ---------

    Net cash provided (used) by
           investing activities           (76,036)      (107,836)      (47,741)





                              Continued on page 5A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           Increase (Decrease) in Cash


                                        Years Ended December 31,
                                    1998          1997          1996

Cash flows from financing activities:
    Minority partners' capital
          contributions             $     (84)     $   (117)     $   (156)
    Mortgage principal payments       (26,842)      (24,280)      (22,638)
    Assessment principal payments      (6,857)       (6,857)       (6,857)
                                     --------      --------       -------

    Net cash provided (used) by
          financing activities        (33,783)      (31,254)      (29,651)
                                     --------      --------      --------

    Net increase (decrease)
          in cash                       5,143        12,571       (21,817)

    Cash - beginning of year          158,889       146,318       168,135
                                     --------      --------      --------

    Cash - end of year               $164,032      $158,889      $146,318
                                     ========      ========      ========


Supplemental disclosure of cash flow information:

    Cash paid for interest           $319,363      $327,080      $340,001
                                     ========      ========      ========



















                 See accompanying notes to financial statements.
                                     Page 5A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

General
Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc. As of December 31, 1998, 332 limited partners held the 703 units of limited partnership interests outstanding.

The   Partnership   has  invested  as  a  limited  partner  in  eleven  Property
Partnerships. The developer of each apartment project serves as the general partner (DGP) of the respective Property Partnership.

The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington. The apartment projects were financed and constructed under Section 515 of the National Housing Act, as amended (administered by the U.S. Department of Agriculture, Rural Housing Service (RHS)). Under this program, the Property Partnerships provide housing to low- and moderate-income tenants. Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents. Construction of the apartment projects began between June, 1988 and May, 1990 and rental operations began between April, 1989 and February, 1991.

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

During the years ended December 31, 1998, 1997 and 1996, rental revenue from RHS totaled $451,730, $435,076, and $408,796, representing 28.6 percent, 28.4 percent and 27.2 percent of total revenue, respectively.

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


The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership. Through an affiliate, who is a special limited partner in each of the 11 Property Partnerships, the Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships. These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership. All material interpartnership transactions and balances have been eliminated. For the years ended December 31, 1998, 1997 and 1996, net losses allocable to the minority partners were $26,002, $26,384 and $26,435, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES - (CONTINUED)

Method of Accounting
The accrual method of accounting is used for financial statement purposes.

Cost Overruns
The partnership agreements for the Property Partnerships required the DGP's to fund cost overruns on the development of the apartment projects. Such cost overruns, totaling $589,462, have been recorded as minority interests in property partnerships and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

Cash Equivalents
For purposes of the statement of cash flows, all investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. At December 31, 1998 and 1997, there were no cash equivalents.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                         Years Ended December 31,
                                    1998          1997           1996

Murphey Favre Properties, Inc. -
    Partnership services fee       $  7,500       $  7,500       $  7,500
Partnership administration              -              -           44,710
Developer general partners
        and affiliates -
    Property management fees        124,027       121,887         119,365

As of December 31, 1998 and 1997, related party payables consisted of the following:

                                                1998               1997

         Advances from DGP's                  $201,784           $201,784
         Partnership management fees           326,726            326,726
         Partnership services fees              30,000             22,500
         Advances from general partner          50,590             26,655

                                              $609,100           $577,665

During 1998 and 1997, the general partner advanced $23,935 and $15,631, respectively, to the Partnership for administrative expenses.

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $13,276 and $8,195 and at December 31, 1998 and 1997, respectively. Interest earned on such deposits totaled $92, $253 and $280 during the years ended December 31, 1998, 1997 and 1996, respectively.

Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at December 31, 1998 and 1997. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remainder of the balances include property management fees and reimbursements payable to MFP for partnership services and administration.

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

Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 8.5% of rental receipts.

NOTE 3 - CASH IN RESERVE ACCOUNTS
The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $126, 889 annually into separate reserve accounts until the reserve accounts reach $1,268,211. Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements. All of the Property Partnerships are in compliance with the minimum funding requirements as set forth by RHS for the year ended December 31, 1998 and nine of the eleven Property Partnerships for the year ended December 31, 1997. The reserve account balances for the Property Partnerships that did not meet the annual funding requirements during 1997 did, however, exceed the required balances as of December 31, 1997, as a result of excess deposits made in prior years. All withdrawals were approved by RHS and used for their intended purposes.

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

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - MORTGAGE NOTES PAYABLE (CONTINUED)

The mortgage notes are regulated by the U.S. Government and, therefore, have no market price. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

                           Year                            Amounts

                           1999                            $    29,360
                           2000                                 32,115
                           2001                                 35,129
                           2002                                 38,422
                           2003                                 42,029
                           2004 and later years             12,171,573

                                                           $12,348,628

NOTE 5 - ASSESSMENT PAYABLE

In September, 1995, the city of Bainbridge Island issued an assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 5.6 percent. At December 31, 1998, the fair value of the assessment approximates the amount recorded in the financial statements.

Principal payments on the assessment for the next 5 years are as follows:

                           Year                            Amount

                           1999                            $ 6,857
                           2000                              6,857
                           2001                              6,857
                           2002                              6,857
                           2003                              6,857
                           2004 and later years             13,713

                                                           $47,998

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

NOTE 7 - GUARANTEES

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 1998, no payments have been made under these guarantee agreements.

NOTE 8 - CONTINGENCY

The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At December 31, 1998 and 1997 the contingent liability for partnership administration fees totaled $149,034 and $74,517, respectively.