Form 10-Q
period 1999-03-31
ASSISTED HOUSING FUND LP I
filed 1999-05-14
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   March 31, 1999


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Mar 31,             December 31,
                                             1999                1998
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,769,509         $15,768,974
   Less accumulated depreciation              (5,684,711)         (5,540,696)
                                            -------------       -------------
                                              10,084,798          10,228,278
   Land                                          723,111             723,111
                                           -------------       -------------
                                              10,807,909          10,951,389

Cash and cash equivelents:
   Rental operation                              166,768             150,756
   Partnership operation                          13,291              13,276
                                                 -------             -------
                                                 180,059             164,032

Restricted deposits:
   Tenant trust - security deposits              109,367             108,063
   Reserve accounts                              682,878             678,773
                                             -----------          ----------
                                                 792,245             786,836

Other assets:
   Accounts receivable                            70,003              39,386
   Prepaid expenses                                4,054               7,767
   Organization and start-up costs                     -                  -
                                              ----------         -----------
                                                  74,057              47,153
                                             -----------         -----------
                                             $11,854,270         $11,949,410
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           March 31,              December 31,
                                           1999                   1998
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,341,356          $12,348,628
   LID assessment payable                       47,998               47,998
   Accounts payable                            254,086              251,672
   Due to affiliate                            611,096              609,100
   Accrued liabilities                         125,465              107,926
   Security deposits payable                   108,177              106,620
                                         -------------        -------------
                                            13,488,178           13,471,944

Minority interests in partnerships             487,378              493,746

Partners' equity (deficit):
  Limited partners                          (2,068,865)          (1,964,909)
  General partner                              (52,421)             (51,371)
                                          -------------        -------------
                                            (2,121,286)          (2,016,280)
                                          -------------        -------------
                                           $11,854,270          $11,949,410
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)        (5,354)      (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)       (46,364)    (1,515,651)

Net income (loss) for 1998          (495,623)        (5,006)      (500,629)
                                 ------------   ------------   ------------
Balance - December 31, 1998       (1,964,909)       (51,371)    (2,016,280)

Net income (loss) for March 31,
     1999 (Unaudited)               (103,956)        (1,050)      (105,006)
                                 ------------   ------------   ------------
Balance - March 31, 1999
     (Unaudited)                 ($2,068,865)      ($52,421)   ($2,121,286)
                                 ============   ============   ============



See notes to Financial Statements                 3


                                 ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                            STATEMENTS OF OPERATIONS

                                   Quarter        Quarter
                                   Ended          Ended
                                   March 31,      March 31,
                                   1999           1998
                                   (Unaudited)    (Unaudited)
                                   -----------    -----------
Revenue:
   Rental                          $380,579         $359,991
   Miscellaneous                     19,397           12,696
                                   --------         --------
                                    399,976          372,687

Expenses:
   Operating & maintenance           84,534           73,458
   Utilities                         70,263           68,427
   General & administrative          74,042           89,678
   Taxes                             56,590           45,309
   Insurance                          7,658           11,669
   Interest on mortgage notes        72,816           65,211
   Depreciation                     143,482          152,662
   Miscellaneous                       (15)              857
                                  ----------      ----------
                                    509,370          507,271

                                   (109,394)        (134,584)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             15               35
   Minority Interest                  6,368            6,627
   General & administrative          (1,995)          (6,816)
   Partnership management
    fees                                  0                0
   Amortization of organi-
    zation & start-up costs               0                0
                                 -----------        ---------
                                      4,388             (154)
                                 -----------        ---------
        Net income (loss)          (105,006)        (134,738)
                                 ===========      ===========

Net income (loss) per unit of
 limited partnership interest          (148)            (190)
                                 ===========      ===========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                  Quarter          Quarter
                                                  Ended            Ended
                                                  March 31,        March 31,
                                                  1999             1998
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (105,006)        (134,738)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     144,016          152,662
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                   (6,368)          (6,627)
    Decrease (increase) in:
      Accounts receivable                            (30,618)         (24,488)
      Prepaid expenses                                 3,713           18,200

    Increase (decrease) in:
      Accounts payable                                 2,414           68,680
      Accrued liabilities                             17,539          (19,970)
      Due to affiliates                                1,996          (42,836)
                                                  -----------       ----------
  Net cash provided by operating activities           27,686           10,883

Cash flows from investing activities:
  Acquisition and construction of rental property       (535)               1
  Decrease (increase) in restricted deposits          (4,105)          14,767
  Security deposits payable                              253              764
                                                 ------------       ----------
  Net cash provided (used) in investing activities    (4,387)          15,532

Financing activities:
  Minority partners' capital contributions                 0              (57)
  Mortgage principal payments                         (7,272)          (7,230)
                                                 ------------       ----------
  Net cash provided by financing activities           (7,272)          (7,287)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  16,027           19,128
Cash and cash equivalents - beginning of year        164,032          158,889
                                                ------------        ----------
Cash and cash equivalents - end of period           $180,059         $178,017
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                   $72,816         $65,211
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1999

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $44,788 and $43,779 as of March 31, 1999 and December 31, 1998, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of March 31, 1999 and December 31, 1998, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  March 31, 1999    Dec 31, 1998

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   32,206            124,027

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $13,291 and $13,276 at March 31, 1999 and December 31, 1998, respectively. Interest earned on such deposits totaled $15 and $92 during the quarter ended March 31, 1999 and year ended December 31, 1998, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at March 31, 1999 and December 31, 1998, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Mar 31, 1999        Due Date

Fairview          $ 2,744             $ 1,276,146         April, 2040
Ionia               1,532                 712,916         October, 2040
Logan               2,142                 997,142         March, 2041
Rolling Brook       1,614                 749,235         June, 2040
Wexford             1,567                 727,374         April, 2040
Blue Heron          3,173               1,473,009         June, 2040
Glenwood            3,111               1,442,437         May, 2039
Pacific Place       1,632                 759,117         June, 2039
Cove                3,092               1,434,809         April, 2040
Washington          1,545                 716,883         May, 2040
Fayette             4,398               2,052,288         December, 2039
Total             $26,550             $12,341,356


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1999                             22,088
                  2000                             32,115
                  2001                             35,129
                  2002                             38,422
                  2003                             42,029
                  2004 and later years         12,171,573
                                              $12,341,356


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

8.   Contingencies

In September, 1995 the city of Winslow issued a L.I.D. assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 6.25 percent. At December 31, 1998, the fair value of the L.I.D. assessment approximates the amount recorded in the financial statements.

Principal payments on the assessment for the next 5 years are as follows:

                  Year                             Amounts
                  1999                               6,857
                  2000                               6,857
                  2001                               6,857
                  2002                               6,857
                  2003                               6,857
                  2004 and later years              13,713
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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At March 31, 1999, six properties were 100% occupied, two properties were 96% occupied, and three properties were between 80% and 82% occupied.

The three properties with the lowest occupancy, located in Michigan and Wisconsin, will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the first quarter 1999 was $34,088 compared with net income before depreciation and amortization in the first quarter of 1998 of $18,078. Rental revenues for the first quarter of 1999 were up 5.7% from the first quarter 1998 while the first quarter 1999 expenses including depreciation were up 0.4% from the first quarter 1998.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of March 31, 1999, the cash reserves of the Partnership totaled $13,291. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the first quarter 1999, two properties generated deficit cash flow and nine generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $13,291 and $13,276, held as deposits by the Partnership in Washington Mutual Bank accounts as of March 31, 1999 and December 31, 1998, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 14th day of May, 1999.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer