Form 10-Q
period 1999-06-30
ASSISTED HOUSING FUND LP I
filed 1999-08-13
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   June 30, 1999


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Jun 30,             December 31,
                                             1999                1998
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,769,505         $15,768,974
   Less accumulated depreciation              (5,828,192)         (5,540,696)
                                            -------------       -------------
                                               9,941,313          10,228,278
   Land                                          723,111             723,111
                                           -------------       -------------
                                              10,664,424          10,951,389

Cash and cash equivelents:
   Rental operation                              199,052             150,756
   Partnership operation                          23,913              13,276
                                                 -------             -------
                                                 222,965             164,032

Restricted deposits:
   Tenant trust - security deposits              114,641             108,063
   Reserve accounts                              689,984             678,773
                                             -----------          ----------
                                                 804,625             786,836

Other assets:
   Accounts receivable                            49,114              39,386
   Prepaid expenses                               (2,038)              7,767
   Organization and start-up costs                     -                  -
                                              ----------         -----------
                                                  47,076              47,153
                                             -----------         -----------
                                             $11,739,090         $11,949,410
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                             June 30,             December 31,
                                               1999                   1998
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,334,279          $12,348,628
   LID assessment payable                       47,998               47,998
   Accounts payable                            262,227              251,672
   Due to affiliate                            636,282              609,100
   Accrued liabilities                         145,052              107,926
   Security deposits payable                   112,290              106,620
                                         -------------        -------------
                                            13,538,128           13,471,944

Minority interests in partnerships             480,621              493,746

Partners' equity (deficit):
  Limited partners                          (2,225,655)          (1,964,909)
  General partner                              (54,004)             (51,371)
                                          -------------        -------------
                                            (2,279,659)          (2,016,280)
                                          -------------        -------------
                                           $11,739,090          $11,949,410
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                    Limited         General
                                    Partners        Partner         Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)       (5,354)       (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)      (46,364)     (1,515,651)

Net income (loss) for 1998          (495,623)       (5,006)       (500,629)
                                 ------------   ------------   ------------
Balance - December 31, 1998       (1,964,910)      (51,370)     (2,016,280)

Net income (loss) for June 30,
     1999 (Unaudited)              (260,745)        (2,634)       (263,379)
                                 -----------     ----------    ------------
Balance - June 30, 1999
     (Unaudited)                 ($2,225,655)     ($54,004)    ($2,279,659)
                                 ============     =========    ============





See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Six Months     Quarter        Six Months
                                   Ended          Ended          Ended          Ended
                                   June 30,       June 30,       June 30,       June 30,
                                   1999           1999           1998           1998
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $379,236       $759,815       $385,886       $745,877
   Miscellaneous                     14,681         34,078         13,507         26,203
                                   --------       --------       --------       --------
                                    393,917        793,893        399,393        772,080

Expenses:
   Operating & maintenance           69,144        153,678         49,213        122,193
   Utilities                         62,524        132,787         59,122        127,549
   General & administrative         101,398        175,440         94,735        184,413
   Taxes                             75,012        131,602         67,380        112,689
   Insurance                          7,091         14,749          2,481         14,150
   Interest on mortgage notes        81,046        153,862         83,508        148,719
   Depreciation                     143,484        286,966        134,731        287,391
   Miscellaneous                     (5,809)        (5,824)          (480)           857
                                  ----------    ----------       --------       --------
                                    533,890      1,043,260        490,690        997,961

                                   (139,973)      (249,367)       (91,297)      (225,881)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves            107            122             20             55
   Minority Interest                  6,680         13,048          6,182         12,809
   General & administrative         (25,187)       (27,182)        (2,360)        (9,176)
   Partnership management
    fees                                  0              0              0              0
   Amortization of organi-
    zation & start-up costs               0              0              0              0
                                 -----------      ---------      --------       --------
                                    (18,400)       (14,012)         3,842          3,688
                                 -----------      ---------      --------       --------
        Net income (loss)          (158,373)      (263,379)       (87,455)      (222,193)
                                 ===========    ===========      ========       ========

Net income (loss) per unit of
 limited partnership interest          (223)          (371)          (123)          (313)
                                 ===========    ===========      ========       ========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                  Six Months       Six Months
                                                  Ended            Ended
                                                  June 30,         June 30,
                                                  1999             1998
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (263,379)        (222,193)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     287,497          287,393
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (13,047)         (12,809)
    Decrease (increase) in:
      Accounts receivable                             (9,729)         (21,084)
      Prepaid expenses                                 9,805           22,734

    Increase (decrease) in:
      Accounts payable                                10,555           62,288
      Accrued liabilities                             37,126          (33,971)
      Due to affiliates                               27,182          (40,476)
                                                  -----------       ----------
  Net cash provided by operating activities           86,010           41,882

Cash flows from investing activities:
  Acquisition and construction of rental property       (531)
  Decrease (increase) in restricted deposits         (11,212)          (3,815)
  Security deposits payable                             (908)             285
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (12,651)          (3,530)

Financing activities:
  Minority partners' capital contributions               (78)             (57)
  Mortgage principal payments                        (14,349)         (13,426)
                                                 ------------       ----------
  Net cash provided by financing activities          (14,427)         (13,483)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  58,932
Cash and cash equivalents - beginning of year        164,032          158,889
                                                ------------        ----------
Cash and cash equivalents - end of period           $222,964         $158,889
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $153,862         $148,719
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended June 30, 1999

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $46,109 and $43,779 as of June 30, 1999 and December 31, 1998, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of June 30, 1999 and December 31, 1998, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

h. Certain amounts as previously presented in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  June 30, 1999    Dec 31, 1998

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   33,858            124,027

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $23,913 and $13,276 at June 30, 1999 and December 31, 1998, respectively. Interest earned on such deposits totaled $122 and $92 during the quarter ended June 30, 1999 and year ended December 31, 1998, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at June 30, 1999 and December 31, 1998, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             June 30, 1999       Due Date

Fairview          $ 2,744             $ 1,275,412         April, 2040
Ionia               1,532                 712,515         October, 2040
Logan               2,142                 996,594         March, 2041
Rolling Brook       1,614                 748,762         June, 2040
Wexford             1,567                 726,912         April, 2040
Blue Heron          3,173               1,472,060         June, 2040
Glenwood            3,111               1,441,506         May, 2039
Pacific Place       1,632                 758,566         June, 2039
Cove                3,092               1,433,891         April, 2040
Washington          1,545                 716,424         May, 2040
Fayette             4,398               2,051,637         December, 2039
Total             $26,550             $12,334,279


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1999                             15,011
                  2000                             32,115
                  2001                             35,129
                  2002                             38,422
                  2003                             42,029
                  2004 and later years         12,171,573
                                              $12,334,279

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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At June 30, 1999, four properties were 100% occupied, four properties were between 93% and 98% occupied, and three properties were between 75% and 88% occupied.

The three properties with the lowest occupancy, located in Michigan and Wisconsin, will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the second quarter 1999 was $3,511 compared with net income before depreciation and amortization in the second quarter of 1998 of $43,434. Rental revenues for the second quarter of 1999 were down 1.4% from the second quarter 1998 while the second quarter 1999 expenses including depreciation were up 8.8% from the second quarter 1998.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of June 30, 1999, the cash reserves of the Partnership totaled $23,913. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the second quarter 1999, three properties generated deficit cash flow and eight generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $23,913 and $13,276, held as deposits by the Partnership in Washington Mutual Bank accounts as of June 30, 1999 and December 31, 1998, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 13th day of August, 1999.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer