Form 10-Q
period 1999-09-30
ASSISTED HOUSING FUND LP I
filed 1999-11-15
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   September 30, 1999


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Sep 30,             December 31,
                                             1999                1998
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,768,974         $15,768,974
   Less accumulated depreciation              (5,947,536)         (5,540,696)
                                            -------------       -------------
                                               9,821,438          10,228,278
   Land                                          723,111             723,111
                                           -------------       -------------
                                              10,544,549          10,951,389

Cash and cash equivelents:
   Rental operation                              192,368             150,756
   Partnership operation                          24,944              13,276
                                                 -------             -------
                                                 217,312             164,032

Restricted deposits:
   Tenant trust - security deposits              115,517             108,063
   Reserve accounts                              678,306             678,773
                                             -----------          ----------
                                                 793,823             786,836

Other assets:
   Accounts receivable                            51,096              39,386
   Prepaid expenses                               17,865               7,767
   Organization and start-up costs                     -                  -
                                              ----------         -----------
                                                  68,961              47,153
                                             -----------         -----------
                                             $11,624,645         $11,949,410
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           Sept 30,           December 31,
                                           1999                   1998
                                           (Unaudited)
                                           -------------      -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,328,714          $12,348,628
   LID assessment payable                       47,998               47,998
   Accounts payable                            254,234              251,672
   Due to affiliate                            638,872              609,100
   Accrued liabilities                         155,117              107,926
   Security deposits payable                   113,436              106,620
                                         -------------        -------------
                                            13,538,371           13,471,944

Minority interests in partnerships             474,205              493,746

Partners' equity (deficit):
  Limited partners                          (2,332,844)          (1,964,909)
  General partner                              (55,087)             (51,371)
                                          -------------        -------------
                                            (2,387,931)          (2,016,280)
                                          -------------        -------------
                                           $11,624,645          $11,949,410
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)        (5,354)      (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)       (46,364)    (1,515,651)

Net income (loss) for 1998          (495,623)        (5,006)      (500,629)
                                 ------------   ------------   ------------
Balance - December 31, 1998       (1,964,910)       (51,370)    (2,016,280)

Net income (loss) for September 30,
     1999 (Unaudited)               (367,934)        (3,717)      (371,651)
                                 ------------    -----------   ------------
Balance - September 30, 1999
     (Unaudited)                 ($2,332,844)      ($55,087)   ($2,387,931)
                                 ============      =========   ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Nine Months    Quarter        Nine Months
                                   Ended          Ended          Ended          Ended
                                   Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                   1999           1999           1998           1998
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $380,850       $1,140,665     $374,065       $1,119,942
   Miscellaneous                     11,375           45,453       14,183           40,386
                                   --------       ----------     --------       ----------
                                    392,225        1,186,118      388,248        1,160,328

Expenses:
   Operating & maintenance           83,626          237,304       72,554          194,748
   Utilities                         60,082          192,869       57,105          184,654
   General & administrative          93,045          268,485       81,362          265,775
   Taxes                             58,149          189,751       83,652          196,340
   Insurance                         14,218           28,967       13,995           28,145
   Interest on mortgage notes        77,422          231,284       66,802          215,521
   Depreciation                     119,875          406,841      117,044          404,435
   Miscellaneous                     (1,970)          (7,794)       3,098            3,955
                                  ----------    ------------     --------       ----------
                                    504,447        1,547,707      495,612        1,493,573

                                   (112,222)        (361,589)    (107,364)        (333,245)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves            135             257            23               78
   Minority Interest                  6,405          19,453         6,345           19,154
   General & administrative          (2,590)        (29,772)       (2,411)         (11,587)
   Partnership management
    fees                                  0              0              0                0
   Amortization of organi-
    zation & start-up costs               0              0              0                0
                                 -----------       ---------      --------         --------
                                      3,950         (10,062)       3,957             7,645
                                 -----------       ---------      --------         --------
        Net income (loss)          (108,272)       (371,651)     (103,407)        (325,600)
                                 ===========     ===========     =========         ========

Net income (loss) per unit of
 limited partnership interest          (152)           (523)         (146)            (459)
                                 ===========     ===========     =========        =========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                  Nine Months      Nine Months
                                                  Ended            Ended
                                                  September 30,    September 30,
                                                  1999             1998
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (371,651)        (325,600)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     406,841          404,438
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (19,453)         (19,154)
    Decrease (increase) in:
      Accounts receivable                            (11,711)         (21,360)
      Prepaid expenses                               (10,098)          13,587

    Increase (decrease) in:
      Accounts payable                                 2,562           31,072
      Accrued liabilities                             47,191           19,172
      Due to affiliates                               29,772          (38,064)
                                                  -----------       ----------
  Net cash provided by operating activities           73,453           64,091

Cash flows from investing activities:
  Acquisition and construction of rental property          0                0
  Decrease (increase) in restricted deposits             467          (24,473)
  Security deposits payable                             (638)             578
                                                 ------------       ----------
  Net cash provided (used) in investing activities      (171)         (23,895)

Financing activities:
  Minority partners' capital contributions               (88)             (84)
  Mortgage principal payments                        (19,914)         (22,752)
                                                 ------------       ----------
  Net cash provided by financing activities          (20,002)         (22,836)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  53,280           17,360
Cash and cash equivalents - beginning of year        164,032          158,889
                                                ------------        ----------
Cash and cash equivalents - end of period           $217,312         $176,249
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $231,284         $215,521
                                                ============        ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 1999

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $47,155 and $43,779 as of September 30, 1999 and December 31, 1998, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of September 30, 1999 and December 31, 1998, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  Sept 30, 1999    Dec 31, 1998

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   32,746            124,027

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $24,944 and $13,276 at September 30, 1999 and December 31,1998, respectively. Interest earned on such deposits totaled $135 and $92 during the quarter ended September 30, 1999 and year ended December 31, 1998, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at September 30, 1999 and December 31, 1998, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Sept 30, 1999        Due Date

Fairview          $ 2,744             $ 1,276,864         April, 2040
Ionia               1,532                 712,105         October, 2040
Logan               2,142                 996,034         March, 2041
Rolling Brook       1,614                 748,279         June, 2040
Wexford             1,567                 726,440         April, 2040
Blue Heron          3,173               1,471,089         June, 2040
Glenwood            3,111               1,440,553         May, 2039
Pacific Place       1,632                 758,140         June, 2039
Cove                3,092               1,432,953         April, 2040
Washington          1,545                 715,955         May, 2040
Fayette             4,398               2,050,302         December, 2039
Total             $26,550             $12,328,714


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  1999                              9,446
                  2000                             32,115
                  2001                             35,129
                  2002                             38,422
                  2003                             42,029
                  2004 and later years         12,171,573
                                              $12,328,714


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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. The properties maintained high levels of occupancy. At September 30, 1999, five properties were 100% occupied, four properties were between 90% and 95% occupied, and two properties were between 82% and 88% occupied.

The two properties with the lowest occupancy, located in Michigan and Wisconsin, will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the third quarter 1999 was $7,653 compared with net income before depreciation and amortization in the third quarter of 1998 of $9,680. Rental revenues for the third quarter of 1999 were up 1.8% from the third quarter 1998 while the third quarter 1999 expenses including depreciation were up 1.8% from the third quarter 1998.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of September 30, 1999, the cash reserves of the Partnership totaled $24,944. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the third quarter 1999, three properties generated deficit cash flow and eight generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $24,944 and $13,276, held as deposits by the Partnership in Washington Mutual Bank accounts as of September 30, 1999 and December 31, 1998, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Dated this 12th day of November, 1999.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer