Form 10-K
period 1999-12-31
ASSISTED HOUSING FUND LP I
filed 2000-03-30
CIK 825535

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999

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


                1301 Fifth Avenue, Suite 2204, Seattle, WA 98101 (Address of principal executive offices) (Zip code)

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

The Partnership raised $3,511,000 from the sale of 703 units of limited partnership through a public offering completed on April 14, 1989. The
Partnership has invested as a limited partner in eleven other limited partnerships (Property Partnerships) which develop, own, and operate residential apartment complexes located in small towns across the country. Each apartment complex benefits from several forms of federal assistance programs and qualifies for low-income housing credits (Tax Credits) pursuant to the Internal Revenue Code by the Tax Reform Act of 1986. There are 335 partners in the Partnership.

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

Each Property Partnership has, as its general partner (developer), one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the developers for the management of each Property Partnership. As of December 31, 1999, the Property Partnerships and their developers were:

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

As of December 31, 1999, the Property Partnerships had placed rental properties into operation in the following locations:

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

As of the date of filing of this report, the Partnership has 334 limited partners and one general partner.

The Partnership has not made any distributions in 1997, 1998 and 1999 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data


                   Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                    12/31/99       12/31/98       12/31/97       12/31/96       12/31/95

Rental Revenue     $ 1,540,441     $ 1,505,575    $ 1,448,422    $ 1,415,977    $ 1,381,245


Interest

Revenue                 24,068          24,835         24,538         21,800         21,158


Income (Loss)         (513,222)       (500,629)      (535,351)      (618,708)      (615,345)

Income (Loss)
per Limited
Partnership

Unit                      (723)           (705)          (754)          (871)          (867)


Total Assets        11,431,980      11,949,410     12,514,876     13,022,213     13,620,436

Mortgage Notes
Payable

                   $12,319,268      12,348,628    $12,375,470    $12,399,750    $12,422,388

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year, management's emphasis was on the continued operation of eleven properties. At December 31, 1999, five properties were 100% occupied, four were between 92% and 96% occupied and two were between 84% and 88% occupied. Two properties located in Michigan and one in West Virginia continue to have cash flow problems. While the projects have improved vacancy and turnover, the operating cash flow has not been sufficient to consistently pay property taxes out of operations. As a result, property taxes for the three properties were delinquent at December 31, 1999. Management expects that increased rents, lower vacancy and continued monitoring of expenses will result in the ability of the properties to pay property taxes from operating cash in the future.

The properties are located in rural towns with populations of 14,000 or less. Five properties are located in Michigan, three in Washington, and one each in Ohio, West Virginia and Wisconsin. The properties range in size from 24 to 68 units for a total portfolio of 394 units.

Results of Operations

On a consolidated basis, net income (loss) before depreciation for 1999, 1998 and 1997 was $122,277, $134,348 and $96,827, respectively. Rental revenues for 1999 were up 2.3% from 1998 as compared to increases of 3.9% from 1997 to 1998, and 2.3% from 1996 to 1997. Rental operation expenses for 1999, including depreciation, were up 2.9% over 1998, while rental operation expenses, including depreciation, for 1998 and 1997 were up 0.6% and 1.1% over 1997 and 1996, respectively.

The Partnership paid $23,000, $22,690 and $25,726, in accounting expenses for the Partnership for 1999, 1998 and 1997, respectively.

Interest revenue for 1999 decreased 3.1% from 1998 and increased 1.2% from 1997 to 1998.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. As of December 31, 1999, the Partnership had invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of December 31, 1999, the cash reserves of the Partnership totaled $25,101. It is expected that the Partnership will draw on the reserves in future years to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. In 1999, the Partnership received $11,412 in distributions from the Property Partnerships. The expectation is that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In 1999, six properties generated positive cash flow and five properties generated deficit cash flow. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

As of December 31, 1999, one developer general partner had advanced $14,209 to a Property Partnership under the deficit funding agreement in place during the guarantee period. The guarantee periods ended in 1991 and 1992. The developer general partners are no longer obligated to fund operating deficits.

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

Capital expenditures on the properties are expected to increase over the initial years' capital expenses due to the natural aging process of the newly constructed (10 properties) or newly rehabilitated (1 property) projects at the time of the formation of the Partnership. As part of RHS loan requirements, a reserve account is funded at an annual rate of 1% of the original property loan balance until the balance equals 10% of the original loan balance. Additions to reserve accounts are funded from property operations and are established for future capital expenditures.

Included in cash deposits on the consolidated balance sheets were $25,101 and $13,276 held as deposits by the Partnership in WMB accounts as of December 31, 1999 and 1998, respectively. As discussed in Part I, Item 1, WMB is affiliated with MFP.

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

Tax Credit

As of December 31, 1999, 1998 and 1997, tax credits equal to 13.26%, 15.17% and 15.17%, respectively, of the limited partners' capital contributions have been generated.

Impact of Year 2000

There was no significant impact from consequences of the Year 2000 to the Partnership or the Property Partnerships. Management will continue to monitor throughout the remainder of 2000.

Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 1999, 1998 and 1997, together with the independent auditors' reports thereon, are filed herewith in Part IV, Item 14 of this Form 10-K.

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


                                       Year Ended   Year Ended   Year Ended
                                       12/31/99     12/31/98     12/31/97



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
Interest          Suite 2204
                  1301 Fifth Avenue
                  Seattle, WA  98101

(1) The General Partner's interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 1999 is ($56,502).

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

                                 Page of Annual

                                                                          Report

              Independent Auditor's Report..........................       1

              Balance Sheets as of December 31, 1999 and 1998.......       2

              Statements of Operations for each of the years ended
              December 31, 1999, 1998 and 1997......................       3

              Statements of Partners' Equity (Deficit) for each of
              the years ended December 31, 1999, 1998 and 1997......       4

              Statements of Cash Flows for each of the years ended
              December 31, 1999, 1998 and 1997......................       5

              Notes to Financial Statements for each of the years
              ended December 31, 1999, 1998 and 1997...............      6-12

              2.  Financial statement schedules                Page of Form 10-K

              Independent Auditor's Report on Schedules.............      13

              Schedule III - Real Estate and Accumulated

              Depreciation..........................................    14-16

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

(b) No reports on Form 8K were filed during 1999.

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

                          ASSISTED HOUSING FUND L.P. I
                                   Registrant

By:  Murphey Favre Properties, Inc.
     Its Managing General Partner




By:              Herbert F. Fox /s/          Date:    3/31/2000
              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:              Kerry K. Killinger /s/         Date:    3/31/2000
              Kerry K. Killinger
                Its Director

By:              David G. Murphy /s/            Date:     3/31/2000
              David G. Murphy
                Its Director

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULES




Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the consolidated financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 1999, 1998 and 1997 listed under Item 14(a)1 hereof and have issued our report thereon dated March 24, 2000 (which report is incorporated by reference elsewhere in this Form 10-K). In the course of our audits of such financial statements, we have also audited the schedules listed under Item 14(a)2 for the years ended December 31, 1999, 1998 and 1997. These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

Blume Loveridge & Co., PLLC
Bellevue, Washington

March 24, 2000

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          Year Ended December 31, 1999


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

    Description        Encumbrances              Initial Cost to Partnership          to Acquisition
--------------------------------------------------------------------------------------------------------

                                                     Buildings &      Personal
                                           Land      Improvements     Property       Improvements
                                       -----------------------------------------------------------------
Fairview                 $ 1,273,893      $ 55,413                                      $ 1,580,336

Ionia                        711,686        24,000                                          925,267

Logan                        995,461        55,129                                        1,213,785

Rolling Brook                747,786        35,000                                          927,015

Wexford                      725,956        22,000                                          949,507

Blue Heron                 1,470,152       248,569                                        1,622,709

Glenwood                   1,439,579       145,000                                        1,595,734

Pacific Place                757,691        30,000                                          893,030

Cove                       1,432,315        47,000                                        1,718,133

Washington                   715,475         8,000                                          875,004

Fayette                    2,049,274        53,000     $1,779,270     $40,800               647,389

AHF                                                       444,240
                     -----------------------------------------------------------------------------------

Total                    $12,319,268      $723,111     $2,223,510     $40,800           $12,947,909
                     ===================================================================================
Construction in

  Progress                        $0                                                             $0
                     ==================                                             ====================

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 1999


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

                                                                                                                      Statement
                                                                                                                     is Computed

---------------------------------------------------------------------------------------------------------------------------------

                     Land        Buildings       Land            Total
                                              Improvements
                                              and Personal
                                                Property

                     ------------------------------------------------------
Fairview             $ 55,413    $ 1,418,319    $  162,017    $ 1,635,749    $  622,544    13-Jun-90                  27.5/15/10

Ionia                $ 24,000        812,947       112,320        949,267       360,499    08-Aug-90                  27.5/15/10/7

Logan                $ 55,129      1,022,974       187,211      1,265,314       468,220    11-Jan-91                  27.5/15/10

Rolling Brook        $ 35,000        794,263       132,752        962,015       379,710    08-Mar-90                  27.5/15/10/7

Wexford              $ 22,000        815,821       133,686        971,507       391,863    21-Feb-90                  27.5/15/10

Blue Heron           $248,569      1,890,967        90,217      2,229,753       740,802    01-May-90                  27.5/10

Glenwood             $145,000      1,701,975        47,676      1,894,651       709,204    01-Apr-89                  27.5/10/7

Pacific Place        $ 30,000        943,619        26,481      1,000,100       387,414    01-May-89                  27.5/10/7

Cove                 $ 47,000      1,635,278        82,855      1,765,133       657,567    01-Mar-90                  27.5/10/7

Washington           $  8,000        836,929        38,075        883,004       335,354    01-Jan-90                  27.5/10

Fayette              $ 53,000      2,341,984       117,775      2,512,759       951,354    01-Dec-89                  27.5/15/10/7

AHF                  $      0        444,240                      444,240       160,364                  Various
                     ------------------------------------------------------------------
Total                $723,111    $14,659,316    $1,131,065    $16,513,492    $6,164,895
                     ====================================================================
Construction in

  Progress                                                              0
                                                            ==============

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 1999



                                                  Year Ended                 Year Ended                 Year Ended
REAL ESTATE                                    December 31, 1997        December 31, 1998        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $16,434,240               $16,450,047              $16,492,085
  Additions during period:
    Property acquisitions                   $     0                     $     0                  $     0
    Acquisitions through foreclosure              0                           0                        0
    Other acquisitions                            0                           0                        0
    Improvements etc. (New Construction)     15,807                      42,038                   32,707
       Other (Acquisition Cost)                   0                           0                        0
                                            ---------------------------------------------------------------------------
                                                       $16,450,047               $16,492,085              $16,524,792
    Deductions during period:
       Cost of real estate sold             $     0                     $     0                  $     0
       Other - retired fixed assets               0              0            0              0    11,300       11,300
                                            ---------------------------------------------------------------------------
    Balance at close of period                         $16,450,047                 $16,492,085            $16,513,492
                                                       ===========                 ===========            ===========


                                                  Year Ended                 Year Ended                 Year Ended
ACCUMULATED DEPRECIATION                       December 31, 1997         December 31, 1998          December 31, 1999
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $4,273,541               $4,905,719                  $5,540,696

  Existing property:                                      632,178                  634,977                     635,499
  Depreciation on additions:
    Property acquisitions                   $    0                      $0                       $0
    Acquisitions through foreclosure             0                       0                        0
    Other acquisitions                           0                       0                        0
    Improvements etc. (New Construction)         0                       0                        0
    Other (Acquisition Costs)                    0                       0                        0
                                            --------------------------------------------------------------------------
                                                       $4,905,719               $5,540,696                  $6,176,195
  Depreciation on deductions:
    Cost of real estate sold                $    0                      $0                       $0
    Other - retired fixed assets                 0              0        0               0   11,300             11,300
                                            --------------------------------------------------------------------------
Balance at close of period                             $4,905,719               $5,540,696                  $6,164,895
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

 3       Certificate of Limited Partnership         Exhibit C to Form S-11
                             Registration Statement

                                 No. 91-1391150

13       Annual Report to Security Holders          Attached hereto

                          ASSISTED HOUSING FUND L.P. I
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                        FOR THE YEARS ENDED DECEMBER 31,
                               1999, 1998 AND 1997

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

                          INDEPENDENT AUDITOR'S REPORT

Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Blume Loveridge & Co., PLLC
Bellevue, Washington

March 24, 2000

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,
                                             1999                   1998

                                     ASSETS


Rental property and equipment, at cost:

    Buildings and equipment                  $15,790,381            $15,768,974
    Accumulated depreciation                  (6,164,895)            (5,540,696)
                                              -----------            -----------
                                               9,625,486             10,228,278
    Land                                         723,111                723,111
                                              -----------            -----------
                                              10,348,597             10,951,389

Cash:
    Rental operation                             190,299                150,756
    Partnership                                   25,101                 13,276
                                             -----------             -----------
                                                 215,400                164,032

Restricted deposits:
    Tenant trust - security deposits             116,122                108,063
    Reserve accounts                             699,706                678,773
                                             -----------             -----------
                                                 815,828                786,836

Other assets:
    Accounts receivable                           36,304                 33,715

    Accounts receivable - DGP's                    1,072                  5,671
    Prepaid expenses                              14,779                  7,767
                                             -----------             -----------
                                                  52,155                 47,153
                                             -----------             -----------

                                             $11,431,980            $11,949,410
                                            ============            ============


                              Continued on page 2A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES


                                                     December 31,
                                             1999                   1998

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Mortgage notes payable                   $12,319,268            $12,348,628
    Assessment payable                            41,141                 47,998
    Accounts payable                             249,143                251,672
    Due to affiliates                            640,961                609,100
    Accrued liabilities                          129,615                107,926
    Security deposits payable                    113,902                106,620
                                             -----------            -----------
                                              13,494,030             13,471,944

Minority interests in property
   partnerships                                  467,452                493,746

Contingency

Partners' equity (deficit):
    Limited partners                          (2,473,000)            (1,964,910)
    General partner                              (56,502)               (51,370)
                                             -----------            -----------
                                              (2,529,502)            (2,016,280)
                                             -----------            -----------

                                             $11,431,980            $11,949,410
                                             ===========            ===========


                 See accompanying notes to financial statements.

                                     Page 2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Years Ended December 31,
                                      1999             1998             1997
Revenue:
    Rent                           1,540,441        $1,505,575       $1,448,422
    Miscellaneous                     79,864            73,344           84,211
                                   ----------       ----------       ----------
                                   1,620,305         1,578,919        1,532,633

Expenses:
    Operating and maintenance        274,252           235,793          222,944
    Utilities                        262,656           243,754          257,935
    General and administrative       364,916           359,323          344,847
    Taxes and insurance              268,517           270,871          264,774
    Interest                         318,595           319,192          329,756
    Depreciation                     635,499           634,977          632,178
                                   ----------       ----------       ----------
                                   2,124,435         2,063,910        2,052,434
                                   ----------       ----------       ----------

                                    (504,130)         (484,991)        (519,801)

Other revenues (expenses):
    Interest earned on
       partnership cash                  414                92             253
    Minority interest

       in operations                  26,206            26,022           26,384
    Accounting and auditing          (23,000)          (22,690)         (25,726)
    General and administrative        (8,862)          (13,685)         (10,991)
    Incentive management fees           (870)           (2,434)          (3,329)
    Miscellaneous                     (2,980)           (2,943)          (2,141)
                                   ----------       ----------       ----------
                                      (9,092)          (15,638)         (15,550)
                                   ----------       ----------       ----------

       Net income (loss)           $(513,222)       $ (500,629)      $ (535,351)
                                   ==========       ==========       ==========

       Net income (loss) per
         unit of limited
         partnership interest      $    (723)       $     (705)      $     (754)
                                   =========        ==========       ==========

                 See accompanying notes to financial statements.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  Years Ended December 31, 1999, 1998 and 1997


                                   Limited          General
                                   Partners         Partner         Total

Profit/loss percentage               99.0%             1.0%          100.0%
                                   ===========      ========        =========

Balance - January 1, 1997          $  (939,290)     $(41,010)       $  (980,300)

Net income (loss) for 1997            (529,997)       (5,354)          (535,351)
                                   -----------      --------        -----------

Balance - December 31, 1997         (1,469,287)      (46,364)        (1,515,651)

Net income (loss) for 1998            (495,623)       (5,006)          (500,629)
                                   -----------      --------        -----------
Balance - December 31, 1998         (1,964,910)      (51,370)        (2,016,280)

Net income (loss) for 1999            (508,090)       (5,132)          (513,222)
                                   -----------      --------        -----------
Balance - December 31, 1999        $(2,473,000)      (56,502)        (2,529,502)
                                   ===========      ========        ===========


                 See accompanying notes to financial statements.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash


                                            Years Ended December 31,
                                        1999          1998          1997
Cash flows from operating activities:
    Net income (loss)                   $(513,222)     $(500,629)     $(535,351)
    Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities:
    Depreciation                          635,499        634,977        632,178
    Minority interests in
        operations                        (26,206)       (26,022)       (26,384)
    Changes in certain assets
        and liabilities:
      Accounts receivable                   2,010          2,436        (12,953)
      Prepaid expenses                     (7,012)        13,733          5,580
      Accounts payable                     (2,529)        (8,989)           515
      Accrued liabilities                  21,689        (27,926)        60,365
      Due to affiliates                    31,861         31,435         23,131
      Security deposits                      (777)        (4,053)         4,580
                                         ---------      ---------     ---------

    Net cash provided by
        operating activities              141,313        114,962        151,661

Cash flows from investing activities:

    Purchase of depreciable

        property                          (32,707)       (42,038)       (15,807)
    Deposits to reserve accounts         (142,031)      (158,018)      (132,444)
    Withdrawals from

      reserve accounts                    121,098        124,020         40,415
                                          -------        -------      ---------

    Net cash provided (used) by
           investing activities           (53,640)       (76,036)      (107,836)

                              Continued on page 5A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           Increase (Decrease) in Cash


                                        Years Ended December 31,
                                    1999          1998          1997

Cash flows from financing activities:
    Minority partners' capital
          contributions             $     (88)    $     (84)     $   (117)
    Mortgage principal payments       (29,360)      (26,842)      (24,280)
    Assessment principal payments      (6,857)       (6,857)       (6,857)
                                     --------      --------       -------
    Net cash provided (used) by
          financing activities        (36,305)      (33,783)      (31,254)
                                     --------      --------      --------

    Net increase in cash               51,368         5,143        12,571

    Cash - beginning of year          164,032       158,889       146,318
                                     --------      --------      --------

    Cash - end of year               $215,400      $164,032      $158,889
                                     ========      ========      ========


Supplemental disclosure of cash flow information:

    Cash paid for interest           $318,806      $319,363      $327,080
                                     ========      ========      ========

    Fixed assets retired

       (fully depreciated)           $ 11,300      $      -      $      -
                                     ========      ========      ========

                 See accompanying notes to financial statements.

                                     Page 5A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project. The Partnership's general partner is Murphey Favre Properties, Inc.(MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc. As of December 31, 1999, 334 limited partners held the 703 units of limited partnership interests outstanding.

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

During the years ended December 31, 1999, 1998 and 1997, rental revenue from RHS totaled $462,125, $451,730 and $435,076, representing 28.5 percent, 28.6 percent, and 28.4 percent of total revenue, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

          Partnership (Washington)
       Fayette Hills Limited Partnership (Fayette)


The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership. Through an affiliate, who is a special limited partner in each of the 11 Property Partnerships, the Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships. These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership. All material interpartnership transactions and balances have been eliminated. For the years ended December 31, 1999, 1998 and 1997, net losses allocable to the minority partners were $26,206, $26,002 and $26,384, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Depreciation

Depreciation   is  computed  for   financial   statement   purposes   using  the
straight-line method over the estimated useful lives of the related assets as follows:

       Building shell and components.............. 27.5 years
       Land improvements...... ..................... 15 years
       Appliances............................... 5 - 10 years
       Carpets and draperies.................... 5 - 10 years

Income Taxes

No income tax provision has been included in the financial statements since income or loss of a Partnership is required to be reported by the respective partners on their income tax returns.

Cash Equivalents

For purposes of the statement of cash flows, all investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. At December 31, 1999 and 1998, there were no cash equivalents.

Concentration of Credit

The Property Partnerships maintain cash in bank deposit accounts which, at times, may exceed federally insured limits. The Property Partnerships have not experienced any losses in such accounts. Management believes the Property Partnerships are not exposed to any significant credit risk on cash in such bank deposit accounts.

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

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                         Years Ended December 31,
                                    1999          1998           1997

Murphey Favre Properties, Inc. -
    Partnership services fee       $  7,500     $  7,500       $  7,500
Developer general partners
        and affiliates -
    Property management fees       $126,573     $124,027       $121,887

As of December 31, 1999 and 1998, related party payables consisted of the following:

                                                1999              1998

         Advances from DGP's                  $201,784           $201,784
         Partnership management fees           326,726            326,726
         Partnership services fees              37,500             30,000
         Advances from general partner          74,951             50,590
                                              --------           --------
                                              $640,961           $609,100
                                              ========           ========

During 1999 and 1998, the general partner advanced $24,361 and $23,935, respectively, to the Partnership for administrative expenses.

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $25,101 and $13,276 and at December 31, 1999 and 1998, respectively. Interest earned on such deposits totaled $414, $92 and $253 during the years ended December 31, 1999, 1998 and 1997, respectively.

Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at December 31, 1999 and 1998. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remainder of the balances include property management fees and reimbursements payable to MFP for partnership services and administration.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES - (CONTINUED)

Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties. Property management fees are paid out of rental operations. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (Note
6).

Under the terms of management services agreements, seven of the eleven Property Partnerships have affiliates of the DGP's which provide management services for the rental properties and receive compensation for such services in amounts approximating 8.3% of rental receipts. Three of the eleven Property Partnerships are co-managed by affiliates of the DGP's which provide management services for the rental properties and receive compensation for such services in amounts approximating 2.9% of rental receipts.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $126,889 annually into separate reserve accounts until the reserve accounts reach $1,268,211. Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements. Ten of the eleven Property Partnerships are in compliance with the minimum annual funding requirements as set forth by RHS for the year ended December 31, 1999 and all of the Property Partnerships are in compliance for the year ended December 31, 1998. All withdrawals were approved by RHS and used for the intended purposes.

NOTE 4 - MORTGAGE NOTES PAYABLE

The mortgage notes are payable to RHS in monthly installments totaling $26,550. In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits totaling $69,199 which reduce the interest rates stated in the mortgage notes to effective rates of 1 percent over the lives of the mortgages. Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS's Predetermined Amortization Schedule System (PASS). The mortgage notes mature May, 2039 through January, 2040. Substantially all of the rental property and equipment is pledged as collateral on the mortgages. No partner is individually liable on the mortgage notes.

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

Principal payments on the mortgage notes for the next 5 years are as follows:

                           Year                            Amounts

                           2000                                 32,115
                           2001                                 35,128
                           2002                                 38,422
                           2003                                 42,029
                           2004                                 46,303
                           2005 and later years             12,125,271

                                                           $12,319,268

NOTE 5 - ASSESSMENT PAYABLE

In September, 1995, the city of Bainbridge Island issued an assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 5.6 percent. At December 31, 1999, the fair value of the assessment approximates the amount recorded in the financial statements.

Principal payments on the assessment for the next 5 years are as follows:

                           Year                            Amount

                           2000                              6,857
                           2001                              6,857
                           2002                              6,857
                           2003                              6,857
                           2004                              6,857
                           2005 and later years              6,856

                                                           $41,141

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

NOTE 7 - GUARANTEES

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 1999, no payments have been made under these guarantee agreements.

NOTE 8 - CONTINGENCY

The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At December 31, 1999 and 1998 the contingent liability for partnership administration fees totaled $223,551 and $149,034, respectively.