Form 10-Q
period 2000-03-31
ASSISTED HOUSING FUND LP I
filed 2000-05-11
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   March 31, 2000


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

                                   Part I. Financial Information

Item 1.  Financial Statements


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Mar 31,             December 31,
                                             2000                1999
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS


Rental property and equipment, at cost:

   Buildings and equipment                   $15,790,915         $15,790,381
   Less accumulated depreciation              (6,306,943)         (6,164,895)
                                            -------------       -------------
                                               9,483,972           9,625,486
   Land                                          723,111             723,111
                                           -------------       -------------
                                              10,207,083          10,348,597

Cash and cash equivelents:
   Rental operation                              221,687             190,299
   AHF reserves                                   25,290              25,101
                                                 -------             -------
                                                 246,977             215,400

Restricted deposits:
   Tenant trust - security deposits              116,105             116,122
   Reserve accounts                              729,020             699,706
                                             -----------          ----------
                                                 845,125             815,828

Other assets:
   Accounts receivable                            47,625              36,304
   Prepaid expenses                               11,022               1,072
   Organization and start-up costs                     -              14,779
                                              ----------         -----------
                                                  58,647              52,155
                                             -----------         -----------
                                             $11,357,832         $11,431,980
                                           =============       =============

                                       Continued on page 2A




See notes to financial statements        2

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           March 31,              December 31,
                                           2000                   1999
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,310,079          $12,319,268
   LID assessment payable                       41,141               41,141
   Accounts payable                            257,521              249,143
   Due to affiliate                            642,836              640,961
   Accrued liabilities                         151,807              129,615
   Security deposits payable                   115,606              113,902
                                         -------------        -------------
                                            13,518,990           13,494,030

Minority interests in partnerships             461,203              467,452

Partners' equity (deficit):
  Limited partners                          (2,564,929)          (2,473,000)
  General partner                              (57,432)             (56,502)
                                          -------------        -------------
                                            (2,622,361)          (2,529,502)
                                          -------------        -------------
                                           $11,357,832          $11,431,980
                                         =============         =============

See notes to Financial Statements    2A


                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)





                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)        (5,354)      (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)       (46,364)    (1,515,651)

Net income (loss) for 1998          (495,623)        (5,006)      (500,629)
                                 ------------   ------------   ------------
Balance - December 31, 1998       (1,964,909)       (51,371)    (2,016,280)

Net income (loss) for 1999          (508,090)        (5,132)      (513,222)
                                 ------------   ------------   ------------
Balance December 31, 1999         (2,472,999)       (56,503)    (2,529,502)

Net income (loss) for March 31,
        2000 (Unaudited)             (91,930)          (929)       (92,859)
                                 ------------   ------------   ------------
Balance - March 31, 2000
     (Unaudited)                 ($2,564,929)      ($57,432)   ($2,622,361)
                                 ============   ============   ============


See notes to Financial Statements                 3


                                 ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                            STATEMENTS OF OPERATIONS

                                   Quarter        Quarter
                                   Ended          Ended
                                   March 31,      March 31,
                                   2000           1999
                                   (Unaudited)    (Unaudited)
                                   -----------    -----------
Revenue:
   Rental                          $399,723         $380,579
   Miscellaneous                     14,231           19,397
                                   --------         --------
                                    413,954          399,976

Expenses:
   Operating & maintenance           54,544           84,534
   Utilities                         71,127           70,263
   General & administrative         103,284           74,042
   Taxes                             61,775           56,590
   Insurance                          5,760            7,658
   Interest on mortgage notes        72,640           72,816
   Depreciation                     141,518          143,482
   Miscellaneous                        728              (15)
                                  ----------      ----------
                                    511,376          509,370

                                    (97,422)        (109,394)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves            189               15
   Minority Interest                  6,249            6,368
   General & administrative          (1,875)          (1,995)
   Partnership management
    fees                                  0                0
   Amortization of organi-
    zation & start-up costs               0                0
                                 -----------        ---------
                                      4,563            4,388
                                 -----------        ---------
        Net income (loss)           (92,859)        (105,006)
                                 ===========      ===========

Net income (loss) per unit of
 limited partnership interest          (131)            (148)
                                 ===========      ===========


See notes to Financial Statements     4


                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                  Quarter          Quarter
                                                  Ended            Ended
                                                  March 31,        March 31,
                                                  2000             1999
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:

  Net Income (loss)                                  (92,859)        (105,006)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     142,048          144,016
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                   (6,249)          (6,368)
    Decrease (increase) in:
      Accounts receivable                            (10,248)         (30,618)
      Prepaid expenses                                 3,757            3,713

    Increase (decrease) in:
      Accounts payable                                 8,377            2,414
      Accrued liabilities                             22,192           17,539
      Due to affiliates                                1,875            1,996
                                                  -----------       ----------
  Net cash provided by operating activities           68,893           27,686

Cash flows from investing activities:

  Acquisition and construction of rental property       (534)            (535)
  Decrease (increase) in restricted deposits         (29,314)          (4,105)
  Security deposits payable                            1,721              253
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (28,127)          (4,387)

Financing activities:
  Minority partners' capital contributions                 0                0
  Mortgage principal payments                         (9,189)          (7,272)
                                                 ------------       ----------
  Net cash provided by financing activities           (9,189)          (7,272)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  31,577           16,027
Cash and cash equivalents - beginning of year        215,400          164,032
                                                ------------        ----------
Cash and cash equivalents - end of period           $246,977         $180,059
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                   $72,640         $72,816
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 2000

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

The Partnership completed its public offering of limited partnership interests and commenced operations on April 14, 1989. Prior to that date, the Partnership's activities consisted solely of purchasing limited partnership interests in Property Partnerships which were in the development process. As of December 31, 1999, limited partners held the 703 units of limited partnership interests outstanding.

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $49,439 and $48,549 as of March 31, 2000 and December 31, 1999, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of March 31, 2000 and December 31, 1999, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

Depreciation    is    computed    for    income   tax    purposes    using   the
modified-accelerated-cost-recovery-system (MACRS). e. No income tax provision has been included in the financial Statements since income or loss of a Partnership is required to be reported by the respective partners on their income tax returns.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  March 31, 2000    Dec 31, 1999

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   33,828            126,573

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $25,290 and $25,101 at March 31, 2000 and December 31, 1999, respectively. Interest earned on such deposits totaled $189 and $414 during the quarter ended March 31, 2000 and year ended December 31, 1999, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at March 31, 2000 and December 31, 1999, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Mar 31, 2000        Due Date

Fairview          $ 2,744             $ 1,273,107         April, 2040
Ionia               1,532                 710,960         October, 2040
Logan               2,142                 995,460         March, 2041
Rolling Brook       1,614                 747,282         June, 2040
Wexford             1,567                 725,463         April, 2040
Blue Heron          3,173               1,469,138         June, 2040
Glenwood            3,111               1,438,583         May, 2039
Pacific Place       1,632                 757,245         June, 2039
Cove                3,092               1,431,016         April, 2040
Washington          1,545                 713,605         May, 2040
Fayette             4,398               2,048,220         December, 2039
Total             $26,550             $12,310,079


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  2000                             22,925
                  2001                             35,129
                  2002                             38,422
                  2003                             42,029
                  2004                             46,303
                  2005 and later years         12,125,271
                                              $12,310,079

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

Principal payments on the assessment for the next 5 years are as follows:

                  Year                             Amounts
                  2000                               6,857
                  2001                               6,857
                  2002                               6,857
                  2003                               6,857
                  2004                               6,857
                  2005                               6,856
                                                   $41,141

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

The Partnership completed its public offering of units of limited partnership on April 14, 1989 with proceeds totaling $3,511,000 through the sale of 703 units. There are 334 limited partners and one General Partner in the Partnership.

Each Property Partnership has, as its general partner, one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the DGP's for the management of each Property Partnership.

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At March 31, 2000, five properties were 100% occupied, four properties were between 96% and 99% occupied, and two properties were between 80% and 82% occupied.

The two properties with the lowest occupancy, located in Michigan and Wisconsin, will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the first quarter 2000 was $44,096 compared with net income before depreciation and amortization in the first quarter of 1999 of $34,088. Rental revenues for the first quarter of 2000 were up 5.0% from the first quarter 1999 while the first quarter 2000 expenses including depreciation were up 0.3% from the first quarter 1999.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of March 31, 2000, the cash reserves of the Partnership totaled $25,290. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the first quarter 2000, one property generated deficit cash flow and ten generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $25,290 and $25,101, held as deposits by the Partnership in Washington Mutual Bank accounts as of March 31, 2000 and December 31, 1999, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

There are no additional acquisitions nor any dispositions planned.

Impact of Year 2000

There was no significant impact from consequences of the Year 2000 to the Partnership or the Property Partnerships. Management will continue to monitor throughout he remainder of 2000.

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

Exhibit                                     Incorporated by
No.                                         Reference From

3        Certificate of                     Exhibit C to Form S-11
         Limited Partnership                Registration Statement
                                            No. 91.1391150

10       Material Contracts                 Exhibit 10 to Form 10-K
                                            filed for year ended
                                            December 31, 1989

13       Annual Report to                   Exhibit 13 to Form 10-K
         Security Holders                   filed for year ended
                                            December 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated this 12th day of May, 2000.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer