Form 10-Q
period 2000-06-30
ASSISTED HOUSING FUND LP I
filed 2000-08-10
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   June 30, 2000


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

                                   Part I. Financial Information

Item 1.  Financial Statements


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             June 30,            December 31,
                                             2000                1999
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS


Rental property and equipment, at cost:

   Buildings and equipment                   $15,790,382         $15,790,381
   Less accumulated depreciation              (6,449,515)         (6,164,895)
                                            -------------       -------------
                                               9,340,867           9,625,486
   Land                                          723,111             723,111
                                           -------------       -------------
                                              10,063,978          10,348,597

Cash and cash equivelents:
   Rental operation                              222,198             190,299
   AHF reserves                                   12,209              25,101
                                                 -------             -------
                                                 234,407             215,400

Restricted deposits:
   Tenant trust - security deposits              116,912             116,122
   Reserve accounts                              745,942             699,706
                                             -----------          ----------
                                                 862,854             815,828

Other assets:
   Accounts receivable                            65,973              36,304
   Prepaid expenses                                7,266               1,072
   Organization and start-up costs                     0              14,779
                                              ----------         -----------
                                                  73,239              52,155
                                             -----------         -----------
                                             $11,234,478         $11,431,980
                                           =============       =============

                                       Continued on page 2A




See notes to financial statements        2

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           June 30,              December 31,
                                           2000                   1999
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,302,674          $12,319,268
   LID assessment payable                       41,141               41,141
   Accounts payable                            252,615              249,143
   Due to affiliate                            644,712              640,961
   Accrued liabilities                         168,072              129,615
   Security deposits payable                   116,504              113,902
                                         -------------        -------------
                                            13,525,718           13,494,030

Minority interests in partnerships             454,787              467,452

Partners' equity (deficit):
  Limited partners                          (2,687,359)          (2,473,000)
  General partner                              (58,668)             (56,502)
                                          -------------        -------------
                                            (2,746,027)          (2,529,502)
                                          -------------        -------------
                                           $11,234,478          $11,431,980
                                         =============         =============

See notes to Financial Statements    2A


                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)





                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)        (5,354)      (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)       (46,364)    (1,515,651)

Net income (loss) for 1998          (495,623)        (5,006)      (500,629)
                                 ------------   ------------   ------------
Balance - December 31, 1998       (1,964,909)       (51,371)    (2,016,280)

Net income (loss) for 1999          (508,090)        (5,132)      (513,222)
                                 ------------   ------------   ------------
Balance December 31, 1999         (2,472,999)       (56,503)    (2,529,502)

Net income (loss) for June 30,
        2000 (Unaudited)            (214,360)        (2,165)      (216,525)
                                 ------------   ------------   ------------
Balance - June 30, 2000
     (Unaudited)                 ($2,687,359)      ($58,668)   ($2,746,027)
                                 ============   ============   ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Six Months     Quarter        Six Months
                                   Ended          Ended          Ended          Ended
                                   June 30,       June 30,       June 30,       June 30,
                                   2000           2000           1999           1999
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $403,154       $802,877       $379,236       $759,815
   Miscellaneous                     14,536         28,767         14,681         34,078
                                   --------       --------       --------       --------
                                    417,690        831,644        393,917        793,893

Expenses:
   Operating & maintenance           61,291        115,835         69,144        153,678
   Utilities                         61,152        132,279         62,524        132,787
   General & administrative         110,999        214,282        101,398        175,440
   Taxes                             63,894        125,669         75,012        131,602
   Insurance                          6,744         12,504          7,091         14,749
   Interest on mortgage notes        72,464        145,104         81,046        153,862
   Depreciation                     143,103        284,621        143,484        286,966
   Miscellaneous                        522          1,250         (5,809)        (5,824)
                                  ----------    ----------       --------       --------
                                    520,169      1,031,544        533,890      1,043,260

                                   (102,479)      (199,900)      (139,973)      (249,367)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves            123            312            107            122
   Minority Interest                  6,326         12,575          6,680         13,048
   General & administrative         (25,375)       (27,250)       (25,187)       (27,182)
   Partnership management
    fees                             (2,262)        (2,262)             0              0
   Amortization of organi-
    zation & start-up costs               0              0              0              0
                                 -----------      ---------      --------       --------
                                    (21,188)       (16,625)       (18,400)       (14,012)
                                 -----------      ---------      --------       --------
        Net income (loss)          (123,667)      (216,525)      (158,373)      (263,379)
                                 ===========    ===========      ========       ========

Net income (loss) per unit of
 limited partnership interest          (174)          (305)          (223)          (371)
                                 ===========    ===========      ========       ========


See notes to Financial Statements     4


                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                  Six Months       Six Months
                                                  Ended            Ended
                                                  June 30,         June 30,
                                                  2000             1999
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:

  Net Income (loss)                                 (216,525)        (263,379)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     284,620          287,497
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (12,575)         (13,047)
    Decrease (increase) in:
      Accounts receivable                            (28,596)          (9,729)
      Prepaid expenses                                 7,513            9,805

    Increase (decrease) in:
      Accounts payable                                 3,471           10,555
      Accrued liabilities                             38,457           37,126
      Due to affiliates                                3,751           27,182
                                                  -----------       ----------
  Net cash provided by operating activities           80,116           86,010

Cash flows from investing activities:

  Acquisition and construction of rental property         (1)            (531)
  Decrease (increase) in restricted deposits         (46,236)         (11,212)
  Security deposits payable                            1,812             (908)
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (44,425)         (12,651)

Financing activities:
  Minority partners' capital contributions               (90)             (78)
  Mortgage principal payments                        (16,594)         (14,349)
                                                 ------------       ----------
  Net cash provided by financing activities          (16,684)         (14,427)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents  19,007           58,932
Cash and cash equivalents - beginning of year        215,400          164,032
                                                ------------        ----------
Cash and cash equivalents - end of period           $234,407         $222,964
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $145,104        $153,862
                                                ============       ==========


See notes to Financial Statements                     5

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2000

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $50,406 and $48,549 as of June 30, 2000 and December 31, 1999, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of June 30, 2000 and December 31, 1999, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  June 30, 2000    Dec 31, 1999

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   68,112            126,573

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $12,209 and $25,101 at June 30, 2000 and December 31, 1999, respectively. Interest earned on such deposits totaled $312 and $414 during the quarter ended June 30, 2000 and year ended December 31, 1999, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at June 30, 2000 and December 31, 1999, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             June 30, 2000        Due Date

Fairview          $ 2,744             $ 1,272,304         April, 2040
Ionia               1,532                 710,067         October, 2040
Logan               2,142                 994,376         March, 2041
Rolling Brook       1,614                 746,766         June, 2040
Wexford             1,567                 724,959         April, 2040
Blue Heron          3,173               1,468,102         June, 2040
Glenwood            3,111               1,437,564         May, 2039
Pacific Place       1,632                 756,634         June, 2039
Cove                3,092               1,430,018         April, 2040
Washington          1,545                 714,485         May, 2040
Fayette             4,398               2,047,399         December, 2039
Total             $26,550             $12,302,674


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  2000                             15,520
                  2001                             35,129
                  2002                             38,422
                  2003                             42,029
                  2004                             46,303
                  2005 and later years         12,125,271
                                              $12,302,674

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

8.   Contingencies

In September, 1995 the city of Winslow issued a L.I.D. assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 6.25 percent. At December 31, 1999, the fair value of the L.I.D. assessment approximates the amount recorded in the financial statements.

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
                                                   $41,141

9.   Guarantees

Each of the  DGP's  has  made  certain  guarantees  to the  respective  Property
Partnership which include the following: (i) the rental property will be completed in accordance with the approved plans and specifications; (ii) they will fund construction cost overruns; (iii) they will fund operating deficits of the rental property through December 31, 1991 or 1992, by providing interest-free loans to the Property Partnership amounting to between $30,000 and $50,000; and, (iv) they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Advances made pursuant to this guarantee shall be repayable from proceeds of future sale or dissolution.

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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At June 30, 2000, two properties were 100% occupied, eight properties were between 92% and 98% occupied, and one property was 83% occupied.

The two properties with the lowest occupancy, located in Michigan and Wisconsin, will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the second quarter 2000 was $40,624 compared with net income before depreciation and amortization in the second quarter of 1999 of $3,511. Rental revenues for the second quarter of 2000 were up 6.0% from the second quarter 1999 while the second quarter 2000 expenses including depreciation were down 2.6% from the second quarter 1999.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of June 30, 2000, the cash reserves of the Partnership totaled $12,209. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the second quarter 2000, two properties generated deficit cash flow and nine generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $12,209 and $25,101, held as deposits by the Partnership in Washington Mutual Bank accounts as of June 30, 2000 and December 31, 1999, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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



Dated this 10th day of August, 2000.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer