Form 10-Q
period 2000-09-30
ASSISTED HOUSING FUND LP I
filed 2000-11-14
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   September 30, 2000


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

                                   Part I. Financial Information

Item 1.  Financial Statements


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             Sept 30,            December 31,
                                             2000                1999
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS


Rental property and equipment, at cost:

   Buildings and equipment                   $15,790,382         $15,790,381
   Less accumulated depreciation              (6,591,912)         (6,164,895)
                                            -------------       -------------
                                               9,198,470           9,625,486
   Land                                          723,111             723,111
                                           -------------       -------------
                                               9,921,581          10,348,597

Cash and cash equivelents:
   Rental operation                              201,695             190,299
   AHF reserves                                   13,036              25,101
                                                 -------             -------
                                                 214,731             215,400

Restricted deposits:
   Tenant trust - security deposits              114,891             116,122
   Reserve accounts                              758,003             699,706
                                             -----------          ----------
                                                 872,894             815,828

Other assets:
   Accounts receivable                            67,036              36,304
   Accounts receivable - DGPs                     14,503               1,072
   Prepaid expenses                                    0              14,779
                                              ----------         -----------
                                                  81,539              52,155
                                             -----------         -----------
                                             $11,090,745         $11,431,980
                                           =============       =============

                                       Continued on page 2A




See notes to financial statements        2

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           Sept 30,              December 31,
                                           2000                   1999
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,294,374          $12,319,268
   LID assessment payable                       41,141               41,141
   Accounts payable                            241,460              249,143
   Due to affiliate                            647,118              640,961
   Accrued liabilities                         148,408              129,615
   Security deposits payable                   114,336              113,902
                                         -------------        -------------
                                            13,486,837           13,494,030

Minority interests in partnerships             448,481              467,452

Partners' equity (deficit):
  Limited partners                          (2,784,919)          (2,473,000)
  General partner                              (59,654)             (56,502)
                                          -------------        -------------
                                            (2,844,573)          (2,529,502)
                                          -------------        -------------
                                           $11,090,745          $11,431,980
                                         =============         =============

See notes to Financial Statements    2A


                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)





                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,768)       (34,824)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,289)       (41,011)      (980,300)

Net income (loss) for 1997          (529,997)        (5,354)      (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)       (46,364)    (1,515,651)

Net income (loss) for 1998          (495,623)        (5,006)      (500,629)
                                 ------------   ------------   ------------
Balance - December 31, 1998       (1,964,909)       (51,371)    (2,016,280)

Net income (loss) for 1999          (508,090)        (5,132)      (513,222)
                                 ------------   ------------   ------------
Balance December 31, 1999         (2,472,999)       (56,503)    (2,529,502)

Net income (loss) for September 30,
        2000 (Unaudited)            (311,920)        (3,151)      (315,071)
                                 ------------   ------------   ------------
Balance - september 30, 2000
     (Unaudited)                 ($2,784,919)      ($59,654)   ($2,844,573)
                                 ============   ============   ============


See notes to Financial Statements                 3


                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Nine Months    Quarter        Nine Months
                                   Ended          Ended          Ended          Ended
                                   Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                   2000           2000           1999           1999
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $394,164       $1,197,041       $380,850     $1,140,665
   Miscellaneous                     13,622           42,389         11,375         45,453
                                   --------         --------       --------       --------
                                    407,786        1,239,430        392,225      1,186,118

Expenses:
   Operating & maintenance           75,295          191,130         83,626        237,304
   Utilities                         63,303          195,582         60,082        192,869
   General & administrative          99,335          313,617         93,045        268,485
   Taxes                             39,511          165,180         58,149        189,751
   Insurance                         11,118           23,622         14,218         28,967
   Interest on mortgage notes        78,400          223,504         77,422        231,284
   Depreciation                     142,399          427,020        119,875        406,841
   Miscellaneous                        222            1,472         (1,970)        (7,794)
                                  ----------      ----------       --------       --------
                                    509,583        1,541,127        504,447      1,547,707

                                   (101,797)        (301,697)      (112,222)      (361,589)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves             80              392            135            257
   Minority Interest                  6,300           18,875          6,405         19,453
   General & administrative          (2,405)         (29,655)        (2,590)       (29,772)
   Partnership management
    fees                               (724)          (2,986)             0              0
   Amortization of organi-
    zation & start-up costs               0                0              0              0
                                 -----------        ---------      --------       --------
                                      3,251          (13,374)         3,950        (10,062)
                                 -----------        ---------      --------       --------
        Net income (loss)           (98,546)        (315,071)      (108,272)      (371,651)
                                 ===========      ===========      ========       ========

Net income (loss) per unit of
 limited partnership interest          (139)            (444)          (152)          (523)
                                 ===========      ===========      ========       ========


See notes to Financial Statements     4


                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                  Nine Months      Nine Months
                                                  Ended            Ended
                                                  Sept 30,         Sept 30,
                                                  2000             1999
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:

  Net Income (loss)                                 (315,071)        (371,651)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     427,020          406,841
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (18,875)         (19,453)
    Decrease (increase) in:
      Accounts receivable                            (29,662)         (11,711)
      Prepaid expenses                                   276          (10,098)

    Increase (decrease) in:
      Accounts payable                                (7,683)           2,562
      Accrued liabilities                             18,793           47,191
      Due to affiliates                                6,156           29,772
                                                  -----------       ----------
  Net cash provided by operating activities           80,954           73,453

Cash flows from investing activities:

  Acquisition and construction of rental property          0                0
  Decrease (increase) in restricted deposits         (58,297)             467
  Security deposits payable                            1,665             (638)
                                                 ------------       ----------
  Net cash provided (used) in investing activities   (56,632)            (171)

Financing activities:
  Minority partners' capital contributions               (96)             (88)
  Mortgage principal payments                        (24,895)         (19,914)
                                                 ------------       ----------
  Net cash provided by financing activities          (24,991)         (20,002)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents    (669)          53,280
Cash and cash equivalents - beginning of year        215,400          164,032
                                                ------------        ----------
Cash and cash equivalents - end of period           $214,731         $217,312
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $223,504         $231,284
                                                ============       ==========


See notes to Financial Statements                     5

                                   (Unaudited)

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended September 30, 2000

1.   General

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustements, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

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

                                  (Unaudited)

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $51,347 and $48,549 as of September 30, 2000 and December 31, 1999, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of September 30, 2000 and December 31, 1999, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

                                  (Unaudited)

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  Sept 30, 2000    Dec 31, 1999

Murphey Favre Properties, Inc.
         Partnership Service Fee                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   33,650            126,573

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $13,036 and $25,101 at September 30, 2000 and December 31, 1999, respectively. Interest earned on such deposits totaled $392 and $414 during the quarter ended September 30, 2000 and year ended December 31, 1999, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at September 30, 2000 and December 31, 1999, respectively. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 8% of gross rental revenue.

                                  (Unaudited)
4.   Cash in Reserve Accounts

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

                                  (Unaudited)

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Sept 30, 2000        Due Date

Fairview          $ 2,744             $ 1,271,483         April, 2040
Ionia               1,532                 709,155         October, 2040
Logan               2,142                 993,817         March, 2041
Rolling Brook       1,614                 746,239         June, 2040
Wexford             1,567                 724,444         April, 2040
Blue Heron          3,173               1,467,038         June, 2040
Glenwood            3,111               1,436,872         May, 2039
Pacific Place       1,632                 756,317         June, 2039
Cove                3,092               1,429,000         April, 2040
Washington          1,545                 713,973         May, 2040
Fayette             4,398               2,046,035         December, 2039
Total             $26,550             $12,294,373


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  2000                              7,219
                  2001                             35,129
                  2002                             38,422
                  2003                             42,029
                  2004                             46,303
                  2005 and later years         12,125,271
                                              $12,294,373

6.   Limited Distributions to Partner

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

7.   Assessments Payable

In September, 1995 the city of Winslow issued a L.I.D. assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 6.25 percent. At December 31, 1999, the fair value of the L.I.D. assessment approximates the amount recorded in the financial statements.

                                  (Unaudited)

Principal payments on the assessment for the next 5 years are as follows:

                  Year                             Amounts
                  2000                               6,857
                  2001                               6,857
                  2002                               6,857
                  2003                               6,857
                  2004                               6,857
                  2005                               6,856
                                                   $41,141
8.  Contingency

The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payent, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31. 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At December 31, 1999 and 1998 the contingent liability for partnership administration fees totaled $223,551 and $149,034, respectively.

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

                                  (Unaudited)

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At September 30, 2000, five properties were 100% occupied, five properties were between 83% and 97% occupied, and one property was 68% occupied.

The two properties with the lowest occupancy, located in Michigan and Wisconsin, will continue to be closely monitored by management.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the third quarter 2000 was $40,602 compared with net income before depreciation and amortization in the third quarter of 1999 of $7,653. Rental revenues for the third quarter of 2000 were up 3.5% from the third quarter 1999 while the third quarter 2000 expenses including depreciation were up 1.0% from the third quarter 1999.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of September 30, 2000, the cash reserves of the Partnership totaled $13,036. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the third quarter 2000, two properties generated deficit cash flow and nine generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $13,036 and $25,101, held as deposits by the Partnership in Washington Mutual Bank accounts as of September 30, 2000 and December 31, 1999, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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



Dated this ___th day of November, 2000.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer