Form 10-K
period 2000-12-31
ASSISTED HOUSING FUND LP I
filed 2001-03-30
CIK 825535

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000

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

The Partnership raised $3,511,000 from the sale of 703 units of limited partnership through a public offering completed on April 14, 1989. The
Partnership has invested as a limited partner in eleven other limited partnerships (Property Partnerships) which develop, own, and operate residential apartment complexes located in small towns across the country. Each apartment complex benefits from several forms of federal assistance programs and qualifies for low-income housing credits (Tax Credits) pursuant to the Internal Revenue Code by the Tax Reform Act of 1986. There are 334 partners in the Partnership.

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

Each Property Partnership has, as its general partner (developer), one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the developers for the management of each Property Partnership. As of December 31, 2000, the Property Partnerships and their developers were:

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

As of December 31, 2000, the Property Partnerships had placed rental properties into operation in the following locations:

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

The Partnership has not made any distributions in 1998, 1999 and 2000 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data


                    Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                    12/31/00       12/31/99       12/31/98       12/31/97       12/31/96

Rental Revenue      $ 1,586,293    $ 1,540,441    $ 1,505,575    $ 1,448,422    $ 1,415,977


Interest
Revenue                  25,085         24,068         24,835         24,538         21,800


Income (Loss)          (457,473)      (513,222)      (500,629)      (535,351)      (618,708)

Income (Loss)
per Limited
Partnership
Unit                       (644)          (723)          (705)          (754)          (871)


Total Assets         10,933,585     11,431,980     11,949,410     12,514,876     13,022,213

Mortgage Notes
Payable

                    $12,287,154    $12,319,268     12,348,628    $12,375,470    $12,399,750

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year, management's emphasis was on the continued operation of eleven properties. At December 31, 2000, five properties were 100% occupied, four were between 91% and 98% occupied and two were between 73% and 75% occupied.

Several properties continue to have cash flow problems. Fayette, located in West Virginia, continues to have high vacancy related to local rental market conditions. Real estate taxes were delinquent at December 31, 2000.

Cove, located in Michigan, also had delinquent real estate taxes at December 31, 2000, although operations improved during 2000. Management expects operations to improve sufficiently in 2001 to allow taxes to be paid timely.

During 2000, RHS advanced funds to Washington Street, located in Michigan, to pay delinquent real estate taxes of $42,917. The advance will be added to the mortgage note and reamortized in 2001. RHS has provided additional rental assistance to the project, which should improve occupancy and support the increased rents necessary to make the increased mortgage payments.

Fairview, located in Wisconsin, has experienced increased vacancies due to less demand for low-income housing in its market area. Management continues to aggressively market the project.

The developer general partner of Logan, located in Ohio, did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities subsequent to December 31, 2000. In addition, subsequent to December 31, 2000, the DGP made two unauthorized withdrawals of project cash totaling $20,511. MFP and the other general partners of Logan are considering proceedings to remove and replace the administrative general partner.

The properties are located in rural towns with populations of 14,000 or less. Five properties are located in Michigan, three in Washington, and one each in Ohio, West Virginia and Wisconsin. The properties range in size from 24 to 68 units for a total portfolio of 394 units.

Results of Operations

On a consolidated basis, net income (loss) before depreciation for 2000, 1999, and 1998 was $147,092, $122,277, and $134,348, respectively. Rental revenues for 2000 were up 2.9% compared to increases of 2.3% from 1998 to 1999, and 3.9% from 1997 to 1998. Rental operation expenses for 2000, including depreciation, were down 0.1% over 1999, while rental operation expenses, including depreciation, for 1999 and 1998 were up 2.9% and 0.5% over 1998 and 1997, respectively.

The Partnership paid $23,500, $23,000 and $22,690, in accounting expenses for the Partnership for 2000, 1999, and 1998, respectively.

Interest revenue for 2000 increased 4.2% from 1999 and decreased 3.1% from 1998 to 1999.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. As of December 31, 1999, the Partnership had invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of December 31, 2000, the cash reserves of the Partnership totaled $13,148. It is expected that the Partnership will draw on the reserves in future years to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. In 2000, the Partnership received $13,255 in distributions from the Property Partnerships. The expectation is that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In 2000, nine properties generated positive cash flow and two properties generated deficit cash flow. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

As of December 31, 2000, one developer general partner had advanced $14,209 to a Property Partnership under the deficit funding agreement in place during the guarantee period. The guarantee periods ended in 1991 and 1992. The developer general partners are no longer obligated to fund operating deficits.

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

Included in cash deposits on the consolidated balance sheets were $13,148 and $25,101 held as deposits by the Partnership in WMB accounts as of December 31, 2000 and 1999, respectively. As discussed in Part I, Item 1, WMB is affiliated with MFP.

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

Tax Credit

As of December 31, 2000, 1999, and 1998, tax credits equal to 5.86%, 13.26% and 15.17%, respectively, of the limited partners' capital contributions have been generated.

Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 2000, 1999, and 1998, together with the independent auditors' reports thereon, are filed herewith in Part IV, Item 14 of this Form 10-K.

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


                                       Year Ended   Year Ended   Year Ended
                                       12/31/00     12/31/99     12/31/98



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

(1) The General Partner's interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 2000 is ($61,077).

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

                                 Page of Annual

                                                                          Report

              Independent Auditor's Report..........................       1

              Balance Sheets as of December 31, 2000 and 1999.......       2

              Statements of Operations for each of the years ended
              December 31, 2000, 1999 and 1998......................       3

              Statements of Partners' Equity (Deficit) for each of
              the years ended December 31, 2000, 1999 and 1998......       4

              Statements of Cash Flows for each of the years ended
              December 31, 2000, 1999 and 1998......................       5

              Notes to Financial Statements for each of the years
              ended December 31, 2000, 1999 and 1998...............      6-12

              2.  Financial statement schedules                Page of Form 10-K

              Independent Auditor's Report on Schedules.............      13

              Schedule III - Real Estate and Accumulated

              Depreciation..........................................    14-16

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

(b) No reports on Form 8K were filed during 2000.

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

                          ASSISTED HOUSING FUND L.P. I
                                   Registrant

By:  Murphey Favre Properties, Inc.
     Its Managing General Partner




By:              Herbert F. Fox /s/          Date:    3/31/2001
              Herbert F. Fox, Vice President
              and Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:           Murphey Favre Properties, Inc.



By:              Kerry K. Killinger /s/         Date:    3/31/2001
              Kerry K. Killinger
                Its Director

By:              David G. Murphy /s/            Date:     3/31/2001
              David G. Murphy
                Its Director

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULES




Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the consolidated financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 2000, 1999 and 1998 listed under Item 14(a)1 hereof and have issued our report thereon dated March 26, 2001 (which report is incorporated by reference elsewhere in this Form 10-K). In the course of our audits of such financial statements, we have also audited the schedules listed under Item 14(a)2 for the years ended December 31, 2000, 1999 and 1998. These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

Blume Loveridge & Co., PLLC
Bellevue, Washington
March 26, 2001

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          Year Ended December 31, 2000


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

    Description        Encumbrances              Initial Cost to Partnership          to Acquisition
--------------------------------------------------------------------------------------------------------

                                                     Buildings &      Personal
                                           Land      Improvements     Property       Improvements
                                       -----------------------------------------------------------------
Fairview                 $ 1,270,643      $ 55,413                                      $ 1,580,336

Ionia                        709,912        24,000                                          925,267

Logan                        993,035        55,129                                        1,210,185

Rolling Brook                745,700        35,000                                          927,015

Wexford                      723,916        22,000                                          949,507

Blue Heron                 1,466,021       248,569                                        1,622,709

Glenwood                   1,435,457       145,000                                        1,600,735

Pacific Place                755,827        30,000                                          898,768

Cove                       1,428,290        47,000                                        1,735,328

Washington                   713,450         8,000                                          880,536

Fayette                    2,044,903        53,000     $1,779,270     $40,800               652,102

AHF                                                       444,240
                     -----------------------------------------------------------------------------------

Total                    $12,287,154     $723,111     $2,223,510     $40,800           $12,982,488
                     ===================================================================================
Construction in

  Progress                        $0                                                             $0
                     ==================                                             ====================

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 2000


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

                                                                                                                      Statement
                                                                                                                     is Computed

---------------------------------------------------------------------------------------------------------------------------------

                     Land        Buildings       Land            Total
                                              Improvements
                                              and Personal
                                                Property

                     ------------------------------------------------------
Fairview             $ 55,413    $ 1,418,319    $  162,017    $ 1,635,749    $  683,907    13-Jun-90                  27.5/15/10

Ionia                $ 24,000        812,947       112,320        949,267       397,443    08-Aug-90                  27.5/15/10/7

Logan                $ 55,129      1,022,974       187,211      1,265,314       521,153    11-Jan-91                  27.5/15/10

Rolling Brook        $ 35,000        794,263       132,752        962,015       415,765    08-Mar-90                  27.5/15/10/7

Wexford              $ 22,000        815,821       133,686        971,507       431,013    21-Feb-90                  27.5/15/10

Blue Heron           $248,569      1,890,967        90,217      2,229,753       813,460    01-May-90                  27.5/10

Glenwood             $145,000      1,701,975        52,678      1,899,653       772,634    01-Apr-89                  27.5/10/7

Pacific Place        $ 30,000        943,619        32,219      1,005,838       423,831    01-May-89                  27.5/10/7

Cove                 $ 47,000      1,635,278       100,050      1,782,328       720,541    01-Mar-90                  27.5/10/7

Washington           $  8,000        842,461        38,075        888,536       366,863    01-Jan-90                  27.5/10

Fayette              $ 53,000      2,344,141       128,031      2,525,172     1,046,330    01-Dec-89                  27.5/15/10/7

AHF                  $      0        444,240                      444,240       176,519                  Various
                     ------------------------------------------------------------------
Total                $723,111    $14,667,005    $1,169,256    $16,559,372    $6,769,459
                     ====================================================================
Construction in

  Progress                                                              0
                                                            ==============

                           ASSISTED HOUSING FUND LP I
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    (Continued) Year Ended December 31, 2000



                                                  Year Ended                 Year Ended                 Year Ended
REAL ESTATE                                    December 31, 1998        December 31, 1999        December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $16,450,047               $16,492,085              $16,513,492
  Additions during period:
    Property acquisitions                    $     0                   $     0                  $     0
    Acquisitions through foreclosure               0                         0                        0
    Other acquisitions                             0                         0                        0
    Improvements etc. (New Construction)      42,038                    32,707                   45,880
       Other (Acquisition Cost)                    0                         0                        0
                                            ---------------------------------------------------------------------------
                                                        $16,492,085               $16,524,792              $16,559,372
    Deductions during period:
       Cost of real estate sold              $     0                   $     0                  $     0
       Other - retired fixed assets                0                    11,300                        0
                                            ---------------------------------------------------------------------------
    Balance at close of period                          $16,492,085               $16,513,492              $16,559,372
                                                        ===========               ===========              ===========


                                                  Year Ended                 Year Ended                 Year Ended
ACCUMULATED DEPRECIATION                       December 31, 1998         December 31, 1999          December 31, 2000
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $4,905,719                  $5,540,696                $6,164,895

  Existing property:                                      634,977                     635,499                   604,564
  Depreciation on additions:
    Property acquisitions                   $    0                      $0                       $0
    Acquisitions through foreclosure             0                       0                        0
    Other acquisitions                           0                       0                        0
    Improvements etc. (New Construction)         0                       0                        0
    Other (Acquisition Costs)                    0                       0                        0
                                            --------------------------------------------------------------------------
                                                       $5,540,696                  $6,176,195                $6,769,459
  Depreciation on deductions:
    Cost of real estate sold                $    0                      $0                       $0
    Other - retired fixed assets                 0              0   11,300                        0                   0
                                            --------------------------------------------------------------------------
Balance at close of period                             $5,540,696               $6,164,895                  $6,769,459
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

 3       Certificate of Limited Partnership         Exhibit C to Form S-11
                             Registration Statement

                                 No. 91-1391150

13       Annual Report to Security Holders          Attached hereto

                          ASSISTED HOUSING FUND L.P. I
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                        FOR THE YEARS ENDED DECEMBER 31,
                              2000, 1999, AND 1998

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

                          INDEPENDENT AUDITOR'S REPORT

Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years ended December 31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.

Blume Loveridge & Co., PLLC
Bellevue, Washington
March 26, 2001

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,
                                              2000                   1999

                                  ASSETS


Rental property and equipment, at cost:

    Buildings and equipment                   $15,836,260           $15,790,381
    Accumulated depreciation                   (6,769,459)           (6,164,895)
                                              -----------            -----------
                                                9,066,801             9,625,486
    Land                                          723,111               723,111
                                              -----------            -----------
                                                9,789,912            10,348,597

Cash:
    Rental operation                              214,415               190,299
    Partnership                                    13,148                25,101
                                              -----------            -----------
                                                  227,563               215,400

Restricted deposits:
    Tenant trust - security deposits              114,970               116,122
    Reserve accounts                              737,977               699,706
                                              -----------            -----------
                                                  852,947               815,828

Other assets:
    Accounts receivable                            36,411                36,304
    Accounts receivable - DGP's                    17,628                 1,072
    Prepaid expenses                                9,124                14,779
                                              -----------            -----------
                                                   63,163                52,155
                                              -----------            -----------

                                              $10,933,585           $11,431,980
                                             ============           ============


                              Continued on page 2A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES


                                                     December 31,
                                              2000                   1999

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Mortgage notes payable                    $12,287,154           $12,319,268
    Assessment payable                                  -                41,141
    Accounts payable                              306,143               249,143
    Due to affiliates                             660,464               640,961
    Accrued liabilities                           114,238               129,615
    Security deposits payable                     111,116               113,902
                                              -----------           -----------
                                               13,479,115            13,494,030

Minority interests in property
   partnerships                                   441,445               467,452

Contingency

Partners' equity (deficit):
    Limited partners                           (2,925,898)           (2,473,000)
    General partner                               (61,077)              (56,502)
                                              -----------           -----------
                                               (2,986,975)           (2,529,502)
                                              -----------           -----------

                                              $10,933,585           $11,431,980
                                              ===========           ===========


                 See accompanying notes to financial statements.

                                     Page 2A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Years Ended December 31,
                                      2000             1999             1998
Revenue:
    Rent                            $1,586,293       $1,540,441      $1,505,575
    Miscellaneous                       89,741           79,864          73,344
                                   ----------       -----------      ----------
                                     1,676,034        1,620,305       1,578,919

Expenses:
    Operating and maintenance          254,907          274,252         235,793
    Utilities                          277,937          262,656         243,754
    General and administrative         390,368          364,916         359,323
    Taxes and insurance                279,440          268,517         270,871
    Interest                           317,916          318,595         319,192
    Depreciation                       604,564          635,499         634,977
                                   -----------        ---------      ----------
                                     2,125,132        2,124,435       2,063,910
                                   -----------        ---------      ----------

                                      (449,098)        (504,130)       (484,991)
Other revenues (expenses):
    Interest earned on
       partnership cash                    504            414                92
    Minority interest
       in operations                    25,642         26,206            26,022
    Accounting and auditing            (23,500)       (23,000)          (22,690)
    General and administrative          (8,030)        (8,862)          (13,685)
    Incentive management fees           (2,991)          (870)           (2,434)
    Miscellaneous                                      (2,980)           (2,943)
                                     ----------     ----------       ----------
                                        (8,375)        (9,092)          (15,638)
                                     ----------     ----------       ----------

       Net income (loss)            $ (457,473)     $(513,222)       $ (500,629)
                                    ===========     ==========       ==========

       Net income (loss) per
         unit of limited
         partnership interest       $     (644)     $    (723)       $     (705)
                                    ==========      =========       ==========

                 See accompanying notes to financial statements.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  Years Ended December 31, 2000, 1999, and 1998


                                   Limited          General
                                   Partners         Partner         Total

Profit/loss percentage               99.0%             1.0%          100.0%
                                   ===========      ========        =========

Balance - January 1, 1998           (1,469,287)     $(46,364)       $(1,515,651)

Net income (loss) for 1998            (495,623)       (5,006)          (500,629)
                                   -----------      --------        -----------
Balance - December 31, 1998         (1,964,910)      (51,370)        (2,016,280)

Net income (loss) for 1999            (508,090)       (5,132)          (513,222)
                                   -----------      --------        -----------
Balance - December 31, 1999        $(2,473,000)      (56,502)        (2,529,502)

Net income (loss) for 2000            (452,898)       (4,575)          (457,473)
                                   -----------      --------        -----------
Balance - December 31, 2000        $(2,925,898)     $(61,077)       $(2,986,975)
                                   ===========      ========        ===========


                 See accompanying notes to financial statements.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash


                                            Years Ended December 31,
                                        2000          1999          1998
Cash flows from operating activities:
    Net income (loss)                    $(457,473)    $(513,222)     $(500,629)
    Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities:
    Depreciation                           604,564       635,499        634,977
    Minority interests in
        operations                         (25,642)      (26,206)       (26,022)
    Changes in certain assets
        and liabilities:
      Accounts receivable                  (16,663)        2,010          2,436
      Prepaid expenses                       5,655        (7,012)        13,733
      Accounts payable                      57,000        (2,529)        (8,989)
      Accrued liabilities                  (15,377)       21,689        (27,926)
      Due to affiliates                     19,503        31,861         31,435
      Security deposits                     (1,634)         (777)        (4,053)
                                         ---------      ---------     ---------

    Net cash provided by
        operating activities               169,933       141,313        114,962

Cash flows from investing activities:

    Purchase of depreciable
        property                           (45,879)      (32,707)       (42,038)
    Deposits to reserve accounts          (160,236)     (142,031)      (158,018)
    Withdrawals from

      reserve accounts                     121,965       121,098        124,020
                                          --------       -------      ---------

    Net cash provided (used) by
           investing activities            (84,150)      (53,640)       (76,036)

                              Continued on page 5A.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                           Increase (Decrease) in Cash


                                        Years Ended December 31,
                                    2000          1999          1998

Cash flows from financing activities:
    Minority partners' capital
          contributions              $   (365)    $     (88)    $     (84)
    Mortgage principal payments       (32,144)      (29,360)      (26,842)
    Assessment principal payments     (41,141)       (6,857)       (6,857)
                                     --------      --------       -------
    Net cash provided (used) by
          financing activities        (73,620)      (36,305)      (33,783)
                                     --------      --------      --------

    Net increase in cash               12,163        51,368         5,143

    Cash - beginning of year          215,400       164,032       158,889
                                     --------      --------      --------

    Cash - end of year               $227,563      $215,400      $164,032
                                     ========      ========      ========


Supplemental disclosure of cash flow information:

    Cash paid for interest           $318,573       $318,806      $319,363
                                     ========      ========      ========

    Fixed assets retired

       (fully depreciated)           $      -      $ 11,300      $      -
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

                                     Page 5A

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

Nature of Business
Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc. As of December 31, 2000, 334 limited partners held the 703 units of limited partnership interests outstanding.

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

During the years ended December 31, 2000, 1999, and 1998, rental revenue from RHS totaled $482,617, $462,125, and $451,730, representing 28.8 percent, 28.5 percent, and 28.6 percent of total revenue, respectively.

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

The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership. Through an affiliate, who is a special limited partner in each of the 11 Property Partnerships, the Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships. These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership. All material interpartnership transactions and balances have been eliminated. For the years ended December 31, 2000, 1999 and 1998, net losses allocable to the minority partners were $25,642, $26,206, and $26,022, respectively.

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

Cash Equivalents
For purposes of the statement of cash flows, all investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. At December 31, 2000 and 1999, there were no cash equivalents.

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

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES - (CONTINUED)

Reclassification
Certain amounts as previously presented have been reclassified to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                       Years Ended December 31,
                                  2000              1999                1998

Murphey Favre Properties, Inc. -
    partnership services fee     $  7,500          $  7,500            $  7,500
Developer general partners and
    affiliates - property
    management fees              $ 95,609          $ 95,594            $124,027


As of December 31, 2000 and 1999, related party payables consisted of the following:
                                              2000               1999

         Advances from DGP's                  $213,257           $201,784
         Partnership management fees           326,726            326,726
         Partnership services fees              45,000             37,500
         Advances from general partner          75,481             74,951

                                               $660,464           $640,961

During  2000  and  1999,  the  general   partner   advanced  $530  and  $24,361,
respectively, to the Partnership for administrative expenses.

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $13,148 and $25,101 at December 31, 2000 and 1999, respectively. Interest earned on such deposits totaled $504, $414, and $92 during the years ended December 31, 2000, 1999 and 1998, respectively.

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES - (CONTINUED)

Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at December 31, 2000 and 1999. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. Advances made to one of the DGP's during 2000 totaled $15,079, while funds advanced by the same DGP to the Property Partnership totaled $11,473 (see Note 9). The remainder of the balances include property management fees and reimbursements payable to MFP for partnership services and administration.

Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties. Property management fees are paid out of rental operations. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (Note
6).

Under the terms of management services agreements, seven of the eleven Property Partnerships have affiliates of the DGP's which provide management services for the rental properties and receive compensation for such services in amounts approximating 8.4% of rental receipts. Three of the eleven Property Partnerships are co-managed by affiliates of the DGP's which provide management services for the rental properties and receive compensation for such services in amounts approximating 2.8% of rental receipts.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $126,889 annually into separate reserve accounts until the reserve accounts reach $1,268,211. Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements. Ten of the eleven Property Partnerships are in compliance with the minimum annual funding requirements as set forth by RHS for the year ended December 31, 2000. All of the Property Partnerships were in compliance for the year ended December 31, 1999. Reserve withdrawals at ten of the eleven Property Partnerships were made in compliance with RHS requirements (see Note 9).

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

Principal payments on the mortgage notes for the next 5 years are as follows:

                           Year                   Amounts

                           2001                   $    35,128
                           2002                        38,422
                           2003                        42,029
                           2004                        46,303
                           2005                        50,294
                           2006 and later years    12,074,978

                                                  $12,287,154

NOTE 5 - ASSESSMENT PAYABLE

In September, 1995, the city of Bainbridge Island issued an assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment was payable in 10 equal annual installments together with interest at the rate of 5.6 percent. During 2000, funds were withdrawn from the reserve account and the balance of the assessment was paid in full.

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

NOTE 7 - GUARANTEES

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 2000, no payments have been made under these guarantee agreements.

NOTE 8 - CONTINGENCY

The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At December 31, 2000 and 1999 the contingent liability for partnership administration fees totaled $298,068 and $223,551, respectively.

NOTE 9 - SUBSEQUENT EVENTS

The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities subsequent to December 31, 2000. In addition, subsequent to December 31, 2000, the DGP made multiple unauthorized withdrawals of project cash totaling $20,511. Also, project bank accounts have been pledged in violation of RHS regulations. MFP and the other general partners of Logan are considering proceedings to remove and replace the DGP.