Form 10-Q
period 2001-03-31
ASSISTED HOUSING FUND LP I
filed 2001-05-15
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   March 31, 2001


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

                                   Part I. Financial Information

Item 1.  Financial Statements

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                 BALANCE SHEETS
                                             Mar 31,             December 31,
                                             2001                2000
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS

Rental property and equipment, at cost:
   Buildings and equipment                   $15,848,255         $15,836,260
   Less accumulated depreciation              (6,915,440)         (6,769,459)
                                            -------------       -------------
                                               8,932,815           9,066,801
   Land                                          723,111             723,111
                                           -------------       -------------
                                               9,655,926           9,789,912

Cash and cash equivelents:
   Rental operation                              178,344             214,415
   AHF reserves                                   17,363              13,148
                                                 -------             -------
                                                 195,707             227,563

Restricted deposits:
   Tenant trust - security deposits              114,208             114,970
   Reserve accounts                              711,995             737,977
                                             -----------          ----------
                                                 826,203             852,947

Other assets:
   Accounts receivable                            68,088              54,039
   Prepaid expenses                               15,688               9,124
   Organization and start-up costs                     0                   0
                                              ----------         -----------
                                                  83,776              63,163
                                             -----------         -----------
                                             $10,761,612         $10,933,585
                                           =============       =============


                                       Continued on page 2A




See notes to financial statements        2


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           March 31,              December 31,
                                           2001                   2000
                                           (Unaudited)
                                           -------------          -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,281,626          $12,287,154
   LID assessment payable                            0                    0
   Accounts payable                            322,407              306,143
   Due to affiliate                            650,867              660,464
   Accrued liabilities                         122,244              114,238
   Security deposits payable                   110,472              111,116
                                         -------------        -------------
                                            13,487,616           13,479,115

Minority interests in partnerships             434,309              441,445

Partners' equity (deficit):
  Limited partners                          (3,097,503)          (2,925,898)
  General partner                              (62,810)             (61,077)
                                          -------------        -------------
                                            (3,160,313)          (2,986,975)
                                          -------------        -------------
                                           $10,761,612          $10,933,585
                                         =============         =============

See notes to Financial Statements    2A



                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)





                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------
Balance - December 31, 1989        3,127,029             63      3,127,092

Net income (loss) for 1990          (491,129)        (4,961)      (496,090)
                                  -----------    -----------   ------------
Balance - December 31, 1990        2,635,900         (4,898)     2,631,002

Net income (loss) for 1991          (586,906)        (5,928)      (592,834)
                                 ------------   ------------   ------------
Balance - December 31, 1991        2,048,994        (10,826)     2,038,168

Net income (loss) for 1992          (559,355)        (5,650)      (565,005)
                                 ------------   ------------   ------------
Balance - December 31, 1992        1,489,639        (16,476)     1,473,163

Net income (loss) for 1993          (612,230)        (6,184)      (618,414)
                                 ------------   ------------   ------------
Balance - December 31, 1993          877,409        (22,660)       854,749

Net income (loss) for 1994          (594,986)        (6,010)      (600,996)
                                 ------------   ------------   ------------
Balance - December 31, 1994          282,423        (28,670)       253,753

Net income (loss) for 1995          (609,192)        (6,153)      (615,345)
                                 ------------   ------------   ------------
Balance - December 31, 1995         (326,769)       (34,823)      (361,592)

Net income (loss) 1996              (612,521)        (6,187)      (618,708)
                                 ------------   ------------   ------------
Balance - December 31, 1996         (939,290)       (41,010)      (980,300)

Net income (loss) for 1997          (529,997)        (5,354)      (535,351)
                                 ------------   ------------   ------------
Balance - December 31, 1997       (1,469,287)       (46,364)    (1,515,651)

Net income (loss) for 1998          (495,623)        (5,006)      (500,629)
                                 ------------   ------------   ------------
Balance - December 31, 1998       (1,964,910)       (51,370)    (2,016,280)

Net income (loss) for 1999          (508,090)        (5,132)      (513,222)
                                 ------------   ------------   ------------
Balance December 31, 1999         (2,473,000)       (56,502)    (2,529,502)

Net income (loss) for 2000          (452,898)        (4,575)      (457,473)
                                 ------------   ------------   ------------
Balance - December 31, 2000       (2,925,898)       (61,077)    (2,986,975)

Net income (loss) for March 31,     (171,605)        (1,733)      (173,338)
      2001 (Unaudited)           -----------    -----------    -----------

Balance - March 31, 2001          (3,097,503)       (62,810)    (3,160,313)
     (Unaudited)                 ============   ============   ============




See notes to Financial Statements                 3


                                 ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                            STATEMENTS OF OPERATIONS

                                   Quarter        Quarter
                                   Ended          Ended
                                   March 31,      March 31,
                                   2001           2000
                                   (Unaudited)    (Unaudited)
                                   -----------    -----------
Revenue:
   Rental                          $391,981         $399,723
   Miscellaneous                      6,806           14,231
                                   --------         --------
                                    398,787          413,954

Expenses:
   Operating & maintenance           82,889           54,544
   Utilities                         82,440           71,127
   General & administrative         117,122          103,284
   Taxes                             66,848           61,775
   Insurance                          9,199            5,760
   Interest on mortgage notes        72,754           72,640
   Depreciation                     145,988          141,518
   Miscellaneous                        197              728
                                  ----------      ----------
                                    577,437          511,376

                                   (178,650)         (97,422)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves            111              189
   Minority Interest                  7,076            6,249
   General & administrative          (1,875)          (1,875)
   Partnership management
    fees                                  0                0
   Amortization of organi-
    zation & start-up costs               0                0
                                 -----------        ---------
                                      5,312            4,563
                                 -----------        ---------
        Net income (loss)          (173,338)         (92,859)
                                 ===========      ===========

Net income (loss) per unit of
 limited partnership interest          (244)            (131)
                                 ===========      ===========


See notes to Financial Statements     4

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                  Quarter          Quarter
                                                  Ended            Ended
                                                  March 31,        March 31,
                                                  2001             2000
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:
  Net Income (loss)                                 (173,338)         (92,859)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     145,981          142,048
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                   (7,076)          (6,249)
    Decrease (increase) in:
      Accounts receivable                            (14,049)         (10,248)
      Prepaid expenses                                (6,564)           3,757

    Increase (decrease) in:
      Accounts payable                                16,264            8,377
      Accrued liabilities                              8,006           22,192
      Due to affiliates                               (9,597)           1,875
                                                  -----------       ----------
  Net cash provided by operating activities          (40,373)          68,893

Cash flows from investing activities:
  Acquisition and construction of rental property    (11,995)            (534)
  Decrease (increase) in restricted deposits          25,982          (29,314)
  Security deposits payable                              118            1,721
                                                 ------------       ----------
  Net cash provided (used) in investing activities    14,105          (28,127)

Financing activities:
  Minority partners' capital contributions               (60)               0
  Mortgage principal payments                         (5,528)          (9,189)
                                                 ------------       ----------
  Net cash provided by financing activities           (5,588)          (9,189)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents (31,856)          31,577
Cash and cash equivalents - beginning of year        227,563          215,400
                                                ------------        ----------
Cash and cash equivalents - end of period           $195,707         $246,977
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                   $72,754         $72,640
                                                ============       ==========


See notes to Financial Statements                     5

                                   Unaudited

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 2001

1.   General

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

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

The Partnership completed its public offering of limited partnership interests and commenced operations on April 14, 1989. Prior to that date, the Partnership's activities consisted solely of purchasing limited partnership interests in Property Partnerships which were in the development process. As of December 31, 2000, limited partners held the 703 units of limited partnership interests outstanding.

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

                                   Unaudited

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $54,593 and $52,755 as of March 31, 2001 and December 31, 2000, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of March 31, 2001 and December 31, 2000, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

                                   Unaudited

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  March 31, 2001    Dec 31, 2000

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   33,448            137,289

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $17,363 and $13,148 at March 31, 2001 and December 31, 2000, respectively. Interest earned on such deposits totaled $111 and $504 during the quarter ended March 31, 2001 and year ended December 31, 2000, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at March 31, 2001 and December 31, 2000, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

Under the terms of management services agreements, affiliates of the DGP's provide management services for the rental properties and receive compensation for such services in amounts approximating 8% of gross rental revenue.

                                   Unaudited

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

                                   Unaudited

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             Mar 31, 2001        Due Date

Fairview          $ 2,744             $ 1,269,783         April, 2040
Ionia               1,532                 708,958         October, 2040
Logan               2,142                 995,461         March, 2041
Rolling Brook       1,614                 745,150         June, 2040
Wexford             1,567                 723,378         April, 2040
Blue Heron          3,173               1,464,907         June, 2040
Glenwood            3,111               1,434,368         May, 2039
Pacific Place       1,632                 755,333         June, 2039
Cove                3,092               1,426,904         April, 2040
Washington          1,545                 713,644         May, 2040
Fayette             4,398               2,043,740         December, 2039
Total             $26,550             $12,281,626


Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  2001                             29,600
                  2002                             38,422
                  2003                             42,029
                  2004                             46,303
                  2005                             50,294
                  2006 and later years         12,074,978
                                              $12,281,626


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

7.   Assessments Payable

In September, 1995 the City of Winslow issued a L.I.D. assessment or Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment is payable in 10 equal annual installments together with interest at the rate of 5.6 percent. During 2000, funds were withdrawn from the reserve account and the balance of the assessment was paid in full.

                                   Unaudited

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

9. The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities during the first quarter 2001. In addition, during the first quarter 2001, the DGP made unauthorized withdrawals of project cash totaling $20,511. Also, project bank accounts have been pledged in violation of RHS regulations. MFP and the other general partners of Logan are considering proceedings to remove and replace the DGP.

10.   Guarantees

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 2000, no payments have been made under the guarantee agreements.

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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At March 31, 2001, three properties were 100% occupied, six properties were between 91% and 96% occupied, and two properties were between 70% and 71% occupied.

The two properties with the lowest occupancy, located in Michigan and Wisconsin, will continue to be closely monitored by management.

The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities during the first quarter 2001. In addition, during the first quarter 2001, the DGP made unauthorized withdrawals of project cash totaling $20,511. Also, project bank accounts have been pledged in violation of RHS regulations. MFP and the other general partners of Logan are considering proceedings to remove and replace the DGP.

                                   Unaudited

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the first quarter 2001 was ($32,661) compared with net income before depreciation and amortization in the first quarter of 2000 of $44,096. Rental revenues for the first quarter of 2001 were down 2.0% from the first quarter 2000 while the first quarter 2001 expenses including depreciation were up 13% from the first quarter 2000 due to timing of invoice payments and increased maintenance and utility costs.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of March 31, 2001, the cash reserves of the Partnership totaled $17,363. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the first quarter 2001, six properties generated deficit cash flow and five generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $17,363 and $13,148, held as deposits by the Partnership in Washington Mutual Bank accounts as of March 31, 2001 and December 31, 2000, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

Exhibit                                     Incorporated by
No.                                         Reference From

3        Certificate of                     Exhibit C to Form S-11
         Limited Partnership                Registration Statement
                                            No. 91.1391150

10       Material Contracts                 Exhibit 10 to Form 10-K
                                            filed for year ended
                                            December 31, 1989

13       Annual Report to                   Exhibit 13 to Form 10-K
         Security Holders                   filed for year ended
                                            December 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of May, 2001.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer