Form 10-Q
period 2001-06-30
ASSISTED HOUSING FUND LP I
filed 2001-08-14
CIK 825535

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   June 30, 2001


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

                                   Part I. Financial Information

Item 1.  Financial Statements


                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                          BALANCE SHEETS
                                             June 30,            December 31,
                                             2001                2000
                                             (Unaudited)
                                             -----------         ------------


                                     ASSETS


Rental property and equipment, at cost:

   Buildings and equipment                   $15,849,005         $15,836,260
   Less accumulated depreciation              (7,022,907)         (6,769,459)
                                            -------------       -------------
                                               8,826,098           9,066,801
   Land                                          723,111             723,111
                                           -------------       -------------
                                               9,549,209           9,789,912

Cash and cash equivalents:
   Rental operation                              175,001             214,415
   AHF reserves                                   18,360              13,148
                                                 -------             -------
                                                 193,361             227,563

Restricted deposits:
   Tenant trust - security deposits              107,614             114,970
   Reserve accounts                              711,086             737,977
                                             -----------          ----------
                                                 818,700             852,947

Other assets:
   Accounts receivable                            99,139              54,039
   Prepaid expenses                                9,280               9,124
   Organization and start-up costs                     0                   0
                                              ----------         -----------
                                                 108,419              63,163
                                             -----------         -----------
                                             $10,669,689         $10,933,585
                                           =============       =============

                                       Continued on page 2A




See notes to financial statements        2

                           ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
                                   BALANCE SHEETS - (CONTINUED)

                                           June 30,              December 31,
                                           2001                  2000
                                           (Unaudited)
                                           -------------         -------------

                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable                  $12,270,083          $12,287,154
   Accounts payable                            314,254              306,143
   Due to affiliate                            689,598              660,464
   Accrued liabilities                         128,565              114,238
   Security deposits payable                   114,019              111,116
                                         -------------        -------------
                                            13,516,519           13,479,115

Minority interests in partnerships             428,088              441,445

Partners' equity (deficit):
  Limited partners                          (3,210,962)          (2,925,898)
  General partner                              (63,956)             (61,077)
                                          -------------        -------------
                                            (3,274,918)          (2,986,975)
                                          -------------        -------------
                                           $10,669,689          $10,933,585
                                         =============         =============

See notes to Financial Statements    2A


                            ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                               STATEMENT OF PARTNERS' EQUITY (DEFICIT)


                                   Limited        General
                                   Partners       Partner        Total
                                   -----------    ------------   ------------

Balance - December 31, 1998       (1,964,910)       (51,370)    (2,016,280)

Net income (loss) for 1999          (508,090)        (5,132)      (513,222)
                                 ------------   ------------   ------------
Balance December 31, 1999         (2,473,000)       (56,502)    (2,529,502)

Net income (loss) 2000              (452,898)        (4,575)      (457,473)
                                 ------------   ------------   ------------
Balance - December 31, 2000       (2,925,898)       (61,077)    (2,986,975)

Net income (loss) June 30,
   2001 (Unaudited                  (285,064)        (2,879)      (287,943)
                                 ------------   ------------   ------------
Balance - June 30, 2001
    (Unaudited)                    (3,210,962)      (63,956)    (3,274,918)
                                 ============   ============   ============



                                      ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                                                 STATEMENTS OF OPERATIONS

                                   Quarter        Six Months     Quarter        Six Months
                                   Ended          Ended          Ended          Ended
                                   June 30,       June 30,       June 30,       June 30,
                                   2001           2001           2000           2000
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------    -----------
Revenue:
   Rental                          $398,073       $790,054       $403,154       $802,877
   Miscellaneous                     28,754         35,560         14,536         28,767
                                   --------       --------       --------       --------
                                    426,827        825,614        417,690        831,644

Expenses:
   Operating & maintenance           72,575        155,464         61,291        115,835
   Utilities                         74,594        157,034         61,152        132,279
   General & administrative         108,906        226,028        110,999        214,282
   Taxes                             67,802        134,650         63,894        125,669
   Insurance                         12,271         21,470          6,744         12,504
   Interest on mortgage notes        69,309        142,063         72,464        145,104
   Depreciation                     107,468        253,456        143,103        284,621
   Miscellaneous                      6,700          6,897            522          1,250
                                  ----------    ----------       --------       --------
                                    519,625      1,097,062        520,169      1,031,544

                                    (92,798)      (271,448)      (102,479)      (199,900)

Other income (expenses):
   Interest earned on escrow
    accounts & cash reserves            101            212            123            312
   Minority Interest                  6,214         13,290          6,326         12,575
   General & administrative         (27,259)       (29,134)       (25,375)       (27,250)
   Partnership management
    fees                               (863)          (863)        (2,262)        (2,262)
   Amortization of organi-
    zation & start-up costs               0              0              0              0
                                 -----------      ---------      --------       --------
                                    (21,807)       (16,495)       (21,188)       (16,625)
                                 -----------      ---------      --------       --------
        Net income (loss)          (114,605)      (287,943)      (123,667)      (216,525)
                                 ===========    ===========      ========       ========

Net income (loss) per unit of
 limited partnership interest          (161)          (405)          (174)          (305)
                                 ===========    ===========      ========       ========

See notes to Financial Statements     3


                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                  Six Months       Six Months
                                                  Ended            Ended
                                                  June 30,         June 30,
                                                  2001             2000
                                                  (Unaudited)      (Unaudited)
                                                 ------------     ----------
Cash flows from operating activities:

  Net Income (loss)                                 (287,943)        (216,525)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities:
    Depreciation                                     253,448          284,620
    Amortization of organization and
        start-up costs                                     0                0

    Minority interest in operations                  (13,290)         (12,575)
    Decrease (increase) in:
      Accounts receivable                            (45,100)         (28,596)
      Prepaid expenses                                  (156)           7,513

    Increase (decrease) in:
      Accounts payable                                 8,111            3,471
      Accrued liabilities                             14,327           38,457
      Due to affiliates                               29,134            3,751
                                                  -----------       ----------
  Net cash provided by operating activities          (41,469)          80,116

Cash flows from investing activities:

  Acquisition and construction of rental property    (12,745)              (1)
  Decrease (increase) in restricted deposits          26,891          (46,236)
  Security deposits payable                           10,259            1,812
                                                 ------------       ----------
  Net cash provided (used) in investing activities    24,405          (44,425)

Financing activities:
  Minority partners' capital contributions               (67)             (90)
  Mortgage principal payments                        (17,071)         (16,594)
                                                 ------------       ----------
  Net cash provided by financing activities          (17,138)         (16,684)
                                                 ------------       ----------
Net increase (decrease) in cash and cash equivalents (34,202)          19,007
Cash and cash equivalents - beginning of year        227,563          215,400
                                                ------------        ----------
Cash and cash equivalents - end of period           $193,361         $234,407
                                                ============        ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest
      (net of amounts capitalized)                  $142,063        $145,104
                                                ============       ==========


See notes to Financial Statements                     4

                                   Unaudited

                  ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2001

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

All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $55,327 and $52,753 as of June 30, 2001 and December 31, 2000, respectively, are included in other income.

b. The accrual method of accounting is used for both financial statement and income tax purposes.

c. Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of June 30, 2001 and December 31, 2000, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

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

3.   Transactions with Affiliates

In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

                                                  Quarter Ended     Year Ended
                                                  June 30, 2001    Dec 31, 2000

Murphey Favre Properties, Inc.
         Reimbursements, at cost                   $ 1,875           $  7,500

Developer general partners and affiliates
         Property management fees                   34,834            137,289

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $18,360 and $13,148 at June 30, 2001 and December 31, 2000, respectively. Interest earned on such deposits totaled $101 and $504 during the quarter ended June 30, 2001 and year ended December 31, 2000, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 and $152,107 of such advances at June 30, 2001 and December 31, 2000, respectively, which will be repaid in two to five years upon approval of RHS, or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

                  Net Monthly         Loan Balance
                  Payment             June 30, 2000        Due Date

Fairview          $ 2,744             $ 1,268,905         April, 2040
Ionia               1,532                 709,912         October, 2040
Logan               2,142                 991,748         March, 2041
Rolling Brook       1,614                 744,587         June, 2040
Wexford             1,567                 722,828         April, 2040
Blue Heron          3,173               1,463,768         June, 2040
Glenwood            3,111               1,433,253         May, 2039
Pacific Place       1,632                 754,827         June, 2039
Cove                3,092               1,425,827         April, 2040
Washington          1,545                 711,873         May, 2040
Fayette             4,398               2,042,555         December, 2039
Total             $26,550             $12,270,083

                                   Unaudited

Principal Payments on the mortgage notes for the next 5 years are as follows:

                  Year                            Amounts
                  2001                             18,057
                  2002                             38,422
                  2003                             42,029
                  2004                             46,303
                  2005                             50,294
                  2006 and later years         12,074,978
                                              $12,270,083

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

7.   Contingency

The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At June 30, 2001 and December 31, 2000 the contingent liability for partnership administration fees totaled $335,327 and $298,068, respectively.

The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities during the first quarter of 2001. In addition, during the first quarter 2001, the DGP made unauthorized withdrawals of project cash totaling $20,511. Also, project bank accounts have been pledged in violation of RHS regulations. MFP and the other general partners of Logan are considering proceedings to remove and replace the DGP.

8.   Guarantees

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through June 30, 2001, no payments have been made under the guarantee agreements.

                                   Unaudited

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

During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At June 30, 2001, four properties were 100% occupied, six properties were between 90% and 98% occupied, and one property was 83% occupied.

The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities during the first quarter of 2001. In addition, during the first quarter 2001, the DGP made unauthorized withdrawals of project cash totaling $20,511. Also, project bank accounts have been pledged in violation of RHS regulations. MFP and the other general partners of Logan are considering proceedings to remove and replace the DGP.

Results of Operations

On a consolidated basis, net income before depreciation and amortization for the second quarter 2001 was $14,670 compared with net income before depreciation and amortization in the second quarter of 2000 of $40,624. Rental revenues for the second quarter of 2001 were down 1.3% from the second quarter 2000 while the second quarter 2001 expenses including depreciation were down 0.1% from the second quarter 2000.

                                   Unaudited

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of June 30, 2001, the cash reserves of the Partnership totaled $18,360. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the second quarter 2001, five properties generated deficit cash flow and six generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

Included in cash deposits on the consolidated balance sheets were $18,360 and $13,148, held as deposits by the Partnership in Washington Mutual Bank accounts as of June 30, 2001 and December 31, 2000, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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



Dated this 15th day of August, 2001.



               Assisted Housing Fund L.P. I
               By: Murphey Favre Properties, Inc.
               Its Managing General Partner



               Herbert F. Fox, Vice President /s/
               Herbert F. Fox, Vice President
               and Principal Financial Officer