Form 10-Q
period 2001-09-30
ASSISTED HOUSING FUND LP I
filed 2001-11-21
CIK 825535

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

Commission file number 33-18756

ASSISTED HOUSING FUND L.P.   I
(Exact name of registrant as specified in its charter)

Washington (State of organization)	91-1391150 (IRS Employer Identification No.)

1191 Second Avenue, Suite 904, Seattle, WA 98101
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (206) 461-4782

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The Exhibit Index appears at page 13.
There are 13 pages.

Part I.  Financial Information

Item 1.  Financial Statements

ASSISTED HOUSING FUND L.P.  I AND SUBSIDIARIES

BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Rental property and equipment, at cost:
Buildings and equipment	$15,865,074	$15,836,260
Less accumulated depreciation	(7,160,332)	(6,769,459)

	8,704,742	9,066,801
Land	723,111	723,111

	9,427,853	9,789,912
Cash and cash equivalents:
Rental operation	192,496	214,415
AHF reserves	25,417	13,148

	217,913	227,563
Restricted deposits:
Tenant trust—security deposits	108,211	114,970
Reserve accounts	689,799	737,977

	798,010	852,947
Other assets:
Accounts receivable	100,084	54,039
Prepaid expenses	23,108	9,124

	123,192	63,163

	$10,566,968	$10,933,585

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
Mortgage notes payable	$12,257,798	$12,287,154
Accounts payable	303,705	306,143
Due to affiliate	692,472	660,464
Accrued liabilities	158,225	114,238
Security deposits payable	113,125	111,116

	13,525,325	13,479,115
Minority interests in partnerships	421,707	441,445
Partners' equity (deficit):
Limited partners	(3,315,056)	(2,925,898)
General partner	(65,008)	(61,077)

	(3,380,064)	(2,986,975)

	$10,566,968	$10,933,585

See notes to financial statements

ASSISTED HOUSING FUND L.P.  I AND SUBSIDIARIES

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

	Limited Partners	General Partner	Total
Balance—December 31, 1998	(1,964,910)	(51,370)	(2,016,280)
Net Income (loss) for 1999	(508,090)	(5,132)	(513,222)

Balance—December 31, 1999	(2,473,000)	(56,502)	(2,529,502)
Net income (loss) for 2000	(452,898)	(4,575)	(457,473)

Balance December 31, 2000	(2,925,898)	(61,077)	(2,986,975)
Net income (loss) for Sept 30 2001 (Unaudited)	(389,158)	(3,931)	(393,089)

Balance—Sept 30, 2001 (Unaudited)	($3,315,056)	($65,008)	($3,380,064)

See notes to Financial Statements

ASSISTED HOUSING FUND L.P.  I AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	Quarter Ended Sept 30, 2001	Nine Months Ended Sept 30, 2001	Quarter Ended Sept 30, 2000	Nine Months Ended Sept 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Rental	410,363	$1,200,417	$394,164	$1,197,041
Miscellaneous	21,721	57,281	13,622	42,389

	432,084	1,257,698	407,786	1,239,430
Expenses:
Operating & maintenance	95,177	250,641	75,295	191,130
Utilities	65,342	222,376	63,303	195,582
General & administrative	92,918	318,946	99,335	313,617
Taxes	63,144	197,794	39,511	165,180
Insurance	11,941	33,411	11,118	23,622
Interest on mortgage notes	69,461	211,524	78,400	223,504
Depreciation	137,427	390,873	142,399	427,020
Miscellaneous	4,468	11,375	222	1,472

	539,878	1,636,940	509,583	1,541,127
	(107,794)	(379,242)	(101,797)	(301,697)
Other income (expenses):
Interest earned on escrow accounts & cash reserves	47	259	80	392
Minority interest	6,371	19,661	6,300	18,875
General & administrative	(2,875)	(32,009)	(2,405)	(29,655)
Partnership management Fees	(895)	(1,758)	(724)	(2,986)
Amortization of organization & start-up costs	0	0	0	0

	2,648	(13,847)	3,251	(13,374)

Net income (loss)	(105,146)	(393,089)	(98,546)	(315,071)

Net income (loss) per unit of limited partnership interest	(148)	(554)	(139)	(444)

See notes to Financial Statements

ASSISTED HOUSING FUND L.P.  I AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended Sept 30, 2001	Nine Months Ended Sept 30, 2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income (loss)	(393,089)	(315,071)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	390,873	427,020
Minority interest in operations	(19,661)	(18,875)
Decrease (increase) in:
Accounts receivable	(46,045)	(29,662)
Prepaid expenses	(13,984)	276
Increase (decrease) in:
Accounts payable	(2,438)	(7,683)
Accrued liabilities	43,987	18,793
Due to affiliates	32,008	6,156

Net cash provided by operating activities	(8,349)	80,954
Cash flows from investing activities:
Acquisition and construction of rental property	(28,814)	0
Decrease (increase) in restricted deposits	48,178	(58,297)
Security deposits payable	8,768	1,665

Net cash provided (used) in investing activities	28,132	(56,632)
Financing activities:
Minority partners' capital contributions	(77)	(96)
Mortgage principal payments	(29,356)	(24,895)

Net cash provided by financing activities	(29,433)	(24,991)

Net increase (decrease) in cash and cash equivalents	(9,650)	(669)
Cash and cash equivalents—beginning of year	227,563	215,400

Cash and cash equivalents—end of period	$217,913	$214,731

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized)	$211,524	$223,504

See notes to Financial Statements

(Unaudited)

ASSISTED HOUSING FUND L.P.  I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2001

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

    All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $56,339 and $52,753 as of September 30, 2001 and December 31, 2000, respectively, are included in other income.

b.
The accrual method of accounting is used for both financial statement and income tax purposes.

c.
Rental property and equipment is stated at cost including interest of $387,000, capitalized during construction.

    The partnership agreements for the Property Partnerships require the DGP's to fund cost overruns on the development of the rental properties. As of September 30, 2001 and December 31, 2000, $589,462 of such cost overruns have been recorded as capital contributions from DGP's and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGP's.

d.
Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Building shell and components	27.5 years
Land improvements	15 years
Appliances	10 years
Carpets and draperies	10 years

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

3.  Transactions with Affiliates

    In connection with the offering of units of limited partnership interest, the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Quarter Ended Sept 30, 2001	Year Ended Dec 31, 2000
Murphey Favre Properties, Inc.
Partnership service fee	$1,875	$7,500
Developer general partners and affiliates
Property management fees	31,841	137,289

    The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $25,417 and $13,148 at September 30, 2001 and December 31, 2000, respectively. Interest earned on such deposits totaled $47 and $504 during the quarter ended September 30, 2001 and year ended December 31, 2000, respectively. Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at September 30, 2001 and December 31, 2000, respectively which will be repaid or from the proceeds of future sales of the respective Properties. The balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

    The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

	Net Monthly Payment	Loan Balance Sept 30, 2001	Due Date
Fairview	$2,744	$1,268,006	April, 2040
Ionia	1,532	706,988	October, 2040
Logan	2,142	991,082	March, 2041
Rolling Brook	1,614	744,012	June, 2040
Wexford	1,567	722,266	April, 2040
Blue Heron	3,173	1,462,604	June, 2040
Glenwood	3,111	1,432,114	May, 2039
Pacific Place	1,632	754,309	June, 2039
Cove	3,092	1,424,729	April, 2040
Washington	1,545	710,091	May, 2040
Fayette	4,398	2,041,597	December, 2039

Total	$26,550	$12,257,798

    Principal Payments on the mortgage notes for the next 5 years are as follows:

Year	Amounts
2001	5,772
2002	38,422
2003	42,029
2004	46,303
2005	50,294
2006 and later years	12,074,978

$12,257,798

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

7.  Contingency

    The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At September 30, 2001 and December 31, 2000 the contingent liability for partnership administration fees totaled $353,956 and $298,068, respectively.

    The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities during the first quarter of 2001. In addition, during the first quarter of 2001, the DGP made unauthorized withdrawals of project cash totaling $20,511. Also, project bank accounts have been pledged in violation of RHS regulations. During the third quarter 2001, MFP and the other general partners asked RHS to approve a substitute general partner. As of September 30, 2001 no decision had been made.

8.  Guarantees

    Each of the DGP's has made certain guarantees to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through September 30, 2001, no payments have been made under the guarantee agreements.

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

    Each Property Partnership has, as its general partner, one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the DGP's for the management of each Property Partnership, with the exception of Logan Apartments Company Limited Partnership.

    During the quarter, management's emphasis was on the continued operation of eleven properties placed in service. At September 30, 2001, four properties were 100% occupied, four properties were between 90% and 98% occupied, and three properties were between 83% and 88% occupied.

    The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2000. These instances of non-compliance were reported to the appropriate authorities during the first quarter of 2001. In addition, during the first quarter of 2001, the DGP made unauthorized withdrawals of project cash totaling $20,511. Also, project bank accounts have been pledged in violation of RHS regulations. During the third quarter 2001, MFP and the other general partners asked RHS to approve a substitute general partner. As of September 30, 2001 no decision had been made.

Results of Operations

    On a consolidated basis, net income before depreciation and amortization for the third quarter 2001 was $29,633 compared with net income before depreciation and amortization in the third quarter of 2000 of $40,602. Rental revenues for the third quarter of 2001 were up 4.11% from the third quarter 2000 while the third quarter 2001 expenses including depreciation were up 5.9% from the third quarter 2000.

Liquidity and Capital Resources

    The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in eleven Property Partnerships.

    Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of September 30, 2001, the cash reserves of the Partnership totaled $25,417. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

    The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the third quarter 2001, four properties generated deficit cash flow and seven generated positive cash flow. The deficits were funded by cash reserves of the Property Partnerships.

    Included in cash deposits on the consolidated balance sheets were $25,417 and $13,148, held as deposits by the Partnership in Washington Mutual Bank accounts as of September 30, 2001 and December 31, 2000, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

    There are no additional acquisitions nor any dispositions planned.

PART II.  OTHER INFORMATION

    Except for the disclosures set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 6.  Exhibits and Reports on Form 10-Q

    a.) Listing of Exhibits.

Exhibit No.		Incorporated by Reference From
3	Certificate of Limited Partnership	Exhibit C to Form S-11 Registration Statement No. 91.1391150
10	Material Contracts	Exhibit 10 to Form 10-K filed for year ended December 31, 1989
13	Annual Report to Security Holders	Exhibit 13 to Form 10-K filed for year ended December 31, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated this 15th day of November, 2001.

Assisted Housing Fund L.P. I By: Murphey Favre Properties, Inc. Its Managing General Partner
HERBERT F. FOX /s/ Herbert F. Fox, Vice President and Principal Financial Officer

QuickLinks

Part I. Financial Information
Item 1. Financial Statements
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES BALANCE SHEETS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENT OF PARTNERS' EQUITY (DEFICIT)
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF OPERATIONS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF CASH FLOWS
(Unaudited) ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Quarter Ended September 30, 2001
Item 2. Management's Discussion and Analysis
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 10-Q