Form 10-K
period 2001-12-31
ASSISTED HOUSING FUND LP I
filed 2002-03-29
CIK 825535

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 33-18756

ASSISTED HOUSING FUND L.P. I
(Exact name of registrant as specified in its charter)

Washington	91-1391150
(State of organization)	IRS Employer Identification No.)
1301 Fifth Avenue, Suite 1330, Seattle, WA	98101
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (206) 461-4782

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The Exhibit Index appears at page 11. There are 27 pages.

PART I

Item 1. Business

Assisted Housing Fund L.P. I (the Partnership) is a limited partnership formed on November 2, 1987 and organized under the laws of the State of Washington.

The Partnership raised $3,511,000 from the sale of 703 units of limited partnership through a public offering completed on April 14, 1989. The Partnership has invested as a limited partner in eleven limited partnerships (Property Partnerships) which developed, own, and operate residential apartment complexes located in small towns across the country. Each apartment complex benefits from several forms of federal assistance programs and qualifies for low-income housing credits (Tax Credits) pursuant to the Internal Revenue Code by the Tax Reform Act of 1986. There are 337 partners in the Partnership.

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

Each Property Partnership has, as its general partner (developer), one or more individuals or an entity not affiliated with the Partnership or MFP. In accordance with the Partnership Agreements under which such entities are organized, the Partnership depends on the developers for the management of each Property Partnership. As of December 31, 2001, the Property Partnerships and their developers were:

PROPERTY PARTNERSHIP		DEVELOPER GENERAL PARTNER
1.	Fairview Apartments Company Limited Partnership (Fairview)	Rural Housing Corporation
2.	Ionia Limited Dividend Housing Association Limited Partnership (Ionia)	Rural Housing Corporation
3.	Logan Apartments Company Limited Partnership (Logan)	Rural Housing Corporation and Arthur H. Winer
4.	Rolling Brook II Limited Dividend Housing Association Limited Partnership (Rolling Brook)	Rural Housing Corporation
5.	Wexford Manor Limited Dividend Housing Association Limited Partnership (Wexford)	Rural Housing Corporation
6.	Blue Heron Apartment Associates Limited Partnership (Blue Heron)	Dujardin Development Co.
7.	Glenwood Apartment Associates Limited Partnership (Glenwood)	Dujardin Development Co.
8.	Pacific Place Apartment Associates Limited Partnership (Pacific Place)	Dujardin Development Co.
9.	Cove Limited Dividend Housing Association Limited Partnership (Cove)	Kenneth & Lowell Werth
10.	Washington Street Limited Dividend Housing Association Limited Partnership (Washington)	Kenneth & Lowell Werth
11.	Fayette Hills Limited Partnership (Fayette)	LeRoy Eslinger and Douglas E. Pauley

A wholly-owned subsidiary of MFP, Murphey Favre Housing Managers (MFHM), is a special limited partner in each Property Partnership and has certain approval rights over the actions by the developers of the Property Partnerships.

Table A

INVESTMENT PROPERTIES

PARTNERSHIP DATA

Property Partnerships	Location	Date Interest Acquired	Number of Apt. Units
Fairview	Plymouth, WI	December 1, 1989	40
Ionia	Ionia, MI	December 1, 1989	24
Logan	Logan, OH	December 1, 1989	32
Rolling Brook	Algonac, MI	December 1, 1989	24
Wexford	Onsted, MI	December 1, 1989	24
Blue Heron	Bainbridge Island, WA	March 20, 1989	40
Glenwood	Lake Stevens, WA	June 1, 1988	46
Pacific Place	South Bend, WA	October 4, 1988	24
Cove	Big Rapids, MI	July 12, 1989	48
Washington	Perry, MI	July 12, 1989	24
Fayette	Fayetteville, WV	December 1, 1989	68

			394

Item 2. Properties

Rental property consists of apartment projects renting to low- and moderate-income tenants.

As of December 31, 2001, the Property Partnerships had placed rental properties into operation in the following locations:

Location	Date Placed In Service
Plymouth, WI	June 13, 1990
Ionia, MI	August 8, 1990
Logan, OH	January 11, 1991
Algonac, MI	March 8, 1990
Onsted, MI	February 21, 1990
Bainbridge Island, WA	May 1, 1990
Lake Stevens, WA	April 1, 1989
South Bend, WA	May 1, 1989
Big Rapids, MI	March 1, 1990
Perry, MI	January 1, 1990
Fayetteville, WV	December 1, 1989

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

As of the date of filing of this report, the Partnership has 337 limited partners and one general partner.

The Partnership has not made any distributions in 1999, 2000 and 2001 and does not anticipate making any significant distributions in the future.

Item 6. Selected Financial Data—for more detailed Financial Statements see—Exhibit 13, pages 14-23

	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99	Year Ended 12/31/98	Year Ended 12/31/97
Rental Revenue	$1,608,923	$1,586,293	$1,540,441	$1,505,575	$1,448,422
Interest Revenue	17,860	25,085	24,068	24,835	24,538
Income (Loss)	(518,516)	(457,473)	(513,222)	(500,629)	(535,351)
Income (Loss) Per Limited Partnership Unit	(738)	(651)	(730)	(712)	(762)
Total Assets	10,410,686	10,933,585	11,431,980	11,949,410	12,514,876
Mortgage Notes Payable	$12,296,564	$12,287,154	$12,319,268	$12,348,628	$12,375,470

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year, the properties' management focused on the continued operation of the eleven housing properties. At December 31, 2001, four properties were 100% occupied, three were in the 90% to 99% occupancy range, and four were in the 80% to 89% range. At year-end 2001, five properties experienced occupancy levels below that at year-end 2000. However, at December 31, 2000, two properties had occupancy levels of 73% and 75% (both of these properties had significantly improved levels of occupancy at the close of 2001). At year-end 2001 the lowest occupancy level was 82%.

Achieving positive cash flow continued to be a problem for some of the properties. Overall cash flows went from a positive $12,163 in 2000 to a negative ($27,895) in 2001. For 2001, seven of the properties recorded cash flow deficits versus five properties in 2000. Cove, Ionia, Rolling Brook II and Wexford Manor achieved positive cash flows in both 2001 and 2000.

Cove, located in Michigan, and Fayette, located in West Virginia, had delinquent real estate taxes due at year-end 2001. On February 14, 2002 Cove paid its delinquent real estate taxes.

During 2000, RHS advanced funds to Washington Street, located in Michigan, to pay delinquent real estate taxes of $42,917. The advance was added to the mortgage note and reamortized in 2001. RHS has provided additional rental assistance to the project, which should improve occupancy and support the increased rents necessary to make the increased mortgage payments.

The Developer General Partner (DGP) of Logan, located in Ohio, did not comply with RHS regulations regarding the handling of project cash during 2001 and 2000. These instances of non-compliance were reported to the appropriate authorities during 2001. During 2001 and 2000, the DGP made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, respectively. Further, it was discovered that project bank accounts, totaling $55,517, have been pledged in violation of RHS regulations. As a result of the DGP's actions, RHS issued a Letter of Acceleration on August 29, 2001. RHS suspended further proceedings on October 11, 2001, based on agreements reached with the other general partners and the management agent. MFP and the other general partners of Logan are in the process of removing and replacing the DGP.

The DGP of Logan Apartment Associates declared Chapter 7 bankruptcy subsequent to December 31, 2001.

The properties are located in rural towns with populations of 20,000 or less. Five properties are located in Michigan, three in Washington, and one each in Ohio, West Virginia and Wisconsin. The properties range in size from 24 to 68 units for a total portfolio of 394 units.

Results of Operations

On a consolidated basis, net income (loss) for 2001, 2000 and 1999 totaled ($518,516), ($457,473) and ($513,222), respectively. Net income before depreciation for 2001, 2000 and 1999 was $70,923, $147,091 and $122,277 with depreciation expense of $589,439, $604,564 and $635,499 in each of the same respective years.

Revenue totaled $1,696,592, $1,676,034 and $1,620,305 in 2001, 2000, and 1999, respectively.

The Partnership paid $27,152, $23,500 and $23,000, in accounting expenses for the Partnership for 2001, 2000 and 1999, respectively.

Interest revenue for 2001 decreased 28.1% from 2000, increased 4.2% from 1999 to 2000 and decreased 3.1% from 1998 to 1999.

Liquidity and Capital Resources

The Partnership completed its public offering of units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. As of December 31, 2001, the Partnership had invested $2,542,000 of offering proceeds in eleven Property Partnerships.

Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of December 31, 2001, the cash reserves of the Partnership totaled $25,493. It is expected that the Partnership will draw on the reserves in future years to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. In 2001, the Partnership received $9,797 in distributions from the Property Partnerships. The expectation is that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In 2001, ten properties generated positive operating cash flow and one property generated deficit operating cash flow. In 2000, nine properties generated positive operating cash flow and two properties generated deficit operating cash flow. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

As of December 31, 2001, one developer general partner had advanced $14,209 to a Property Partnership under the deficit funding agreement in place during the guarantee period. The guarantee periods ended in 1991 and 1992. The developer general partners are no longer obligated to fund operating deficits.

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

Included in cash on the consolidated balance sheets were $25,493 and $13,148 held as deposits by the Partnership in WMB accounts as of December 31, 2001 and 2000, respectively. As discussed in Part I, Item 1, WMB is affiliated with MFP.

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

Tax Credit

As of December 31, 2001, 2000 and 1999, tax credits equal to .22%, 5.86% and 13.26%, respectively, of the limited partners' capital contributions have been generated.

Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 2001, 2000 and 1999, together with the independent auditors' reports thereon, are filed herewith in Part IV, Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Murphey Favre Properties, Inc. (MFP) is the managing general partner of the Partnership. The Registrant has no employees.

Item 11. Executive Compensation

Name of Individual or Number of Persons in Group	Capacities in Which Served	Cash Compensation
		Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99
None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
General Partner's Interest	Murphey Favre Properties, Inc. Suite 1330 1301 Fifth Avenue Seattle, WA 98101	(1)	100%

(1)
The General Partner's interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 2001 is ($66,262).

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	1. The following financial statements of Assisted Housing Fund L.P. I and subsidiaries are incorporated by reference in Part II and are attached as pages 14 to 23 of Exhibit 13.
	Independent Auditor's Report	14
	Balance Sheets as of December 31, 2001 and 2000	15
	Statements of Operations for each of the years ended December 31, 2001, 2000 and 1999	16
	Statements of Partners' Equity (Deficit) for each of the years ended December 31, 2001, 2000 and 1999	17
	Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999	18
	Notes to Financial Statements for each of the years ended December 31, 2001, 2000 and 1999	19-23
	2. Financial statement schedules
	Independent Auditor's Report on Schedules	24
	Schedule III—Real Estate and Accumulated
	Depreciation	25-27

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.
	3. Exhibits: All exhibits to this report are listed in the Schedule Index at page 11.
(b)	No reports on Form 8K were filed during 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED HOUSING FUND L.P. I Registrant
By:	Murphey Favre Properties, Inc. Its Managing General Partner
By:		Date:	3/29/2002
Dottie J. Jensen Its President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
By:	Murphey Favre Properties, Inc.
By:		Date:	3/29/2002
Richard M. Levy Its Director, Principal Financial Officer
By:		Date:	3/29/2002
Brett J. Atkinson Its Treasurer, Principal Accounting Officer
By:		Date:	3/29/2002
Catharine E. Killien Its Director
By:		Date:	3/29/2002
David G. Murphy Its Director

Exhibit No.		Incorporated by Reference From
3	Certificate of Limited Partnership Registration Statement	Exhibit C to Form S-11
No. 91-1391150
13	Annual Report to Security Holders	Attached hereto

ASSISTED HOUSING FUND L.P. I
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
INDEPENDENT AUDITOR'S REPORT

FOR THE YEARS ENDED DECEMBER 31,
2001, 2000, AND 1999

CONTENTS

PAGE
INDEPENDENT AUDITOR'S REPORT	14
FINANCIAL STATEMENTS:
Consolidated Balance Sheets	15
Consolidated Statements of Operations	16
Consolidated Statements of Partners' Equity (Deficit)	17
Consolidated Statements of Cash Flows	18
Notes to Financial Statements	19-23

INDEPENDENT AUDITOR'S REPORT

Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

Blume Loveridge & Co., PLLC
Bellevue, Washington
March 19, 2002

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Rental property and equipment, at cost:
Buildings and equipment	$15,958,315	$15,836,260
Accumulated depreciation	(7,358,898)	(6,769,459)

	8,599,417	9,066,801
Land	723,111	723,111

	9,322,528	9,789,912
Cash:
Rental operation	174,175	214,415
Partnership	25,493	13,148

	199,668	227,563
Restricted deposits:
Tenant trust—security deposits	110,083	114,970
Reserve accounts	702,234	737,977

	812,317	852,947
Other assets:
Accounts receivable	39,089	36,411
Accounts receivable—DGP's	24,079	17,628
Prepaid expenses	13,005	9,124

	76,173	63,163

	$10,410,686	$10,933,585

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
Mortgage notes payable	$12,296,564	$12,287,154
Accounts payable	305,735	306,143
Due to affiliates	684,009	660,464
Accrued liabilities	102,724	114,238
Security deposits payable	112,007	111,116

	13,501,039	13,479,115
Minority interests in property partnerships	415,138	441,445
Contingency
Partners' equity (deficit):
Limited partners	(3,439,229)	(2,925,898)
General partner	(66,262)	(61,077)

	(3,505,491)	(2,986,975)

	$10,410,686	$10,933,585

See accompanying notes to financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenue:
Rent	$1,608,923	$1,586,293	$1,540,441
Miscellaneous	87,669	89,741	79,864

	1,696,592	1,676,034	1,620,305
Expenses:
Operating and maintenance	270,029	254,907	274,252
Utilities	303,978	277,937	262,656
General and administrative	425,722	390,368	364,916
Taxes and insurance	297,713	279,440	271,497
Interest	318,006	317,916	318,595
Depreciation	589,439	604,564	635,499

	2,204,887	2,125,132	2,127,415

Income (loss) from operations	(508,295)	(449,098)	(507,110)
Other revenues (expenses):
Interest earned on partnership cash	335	504	414
Minority interest in operations	26,226	25,642	26,206
Accounting and auditing	(27,152)	(23,500)	(23,000)
General and administrative	(7,865)	(8,030)	(8,862)
Incentive management fees	(1,765)	(2,991)	(870)

	(10,221)	(8,375)	(6,112)

Net income (loss)	$(518,516)	$(457,473)	$(513,222)

Net income (loss) per unit of limited partnership interest	$(738)	$(651)	$(730)

See accompanying notes to financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

Years Ended December 31, 2001, 2000 and 1999

	Limited Partners	General Partner	Total
Profit/loss percentage	99.0%	1.0%	100.0%

Balance—January 1, 1999	$(1,964,910)	$(51,370)	$(2,016,280)
Net income (loss) for 1999	(508,090)	(5,132)	(513,222)

Balance—December 31, 1999	(2,473,000)	(56,502)	(2,529,502)
Net income (loss) for 2000	(452,898)	(4,575)	(457,473)

Balance—December 31, 2000	(2,925,898)	(61,077)	(2,986,975)
Net income (loss) for 2001	(513,331)	(5,185)	(518,516)

Balance—December 31, 2001	$(3,439,229)	$(66,262)	$(3,505,491)

See accompanying notes to financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(518,516)	$(457,473)	$(513,222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	589,439	604,564	635,499
Minority interests in operations	(26,226)	(25,642)	(26,206)
Changes in certain assets and liabilities:
Accounts receivable	(9,129)	(16,663)	2,010
Prepaid expenses	(3,881)	5,655	(7,012)
Accounts payable	(408)	57,000	(2,529)
Accrued liabilities	(11,514)	(15,377)	21,689
Due to affiliates	23,545	19,503	31,861
Tenant security deposits	5,778	(1,634)	(777)

Net cash provided by operating activities	49,088	169,933	141,313
Cash flows from investing activities:
Purchase of depreciable property	(122,055)	(45,879)	(32,707)
Deposits to reserve accounts	(150,206)	(160,236)	(142,031)
Withdrawals from reserve accounts	185,949	121,965	121,098

Net cash provided (used) by investing activities	(86,312)	(84,150)	(53,640)
Cash flows from financing activities:
Minority partners' capital contributions	(81)	(365)	(88)
Loan proceeds	42,917	—	—
Mortgage principal payments	(33,507)	(32,114)	(29,360)
Assessment principal payments	—	(41,141)	(6,857)

Net cash provided (used) by financing activities	9,329	(73,620)	(36,305)

Net increase (decrease) in cash	(27,895)	12,163	51,368
Cash—beginning of year	227,563	215,400	164,032

Cash—end of year	$199,668	$227,563	$215,400

Supplemental disclosure of cash flow information:
Cash paid for interest	$314,617	$318,573	$318,806

Fixed assets retired (fully depreciated)	$—	$—	$11,300

See accompanying notes to financial statements.

ASSISTED HOUSING FUND L.P.I. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Assisted Housing Fund L.P. I (the Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc. As of December 31, 2001, 337 limited partners held the 703 units of limited partnership interests outstanding.

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

During the years ended December 31, 2001, 2000 and 1999, rental revenue from RHS totaled $508,019, $482,617 and $462,125, representing 30, 29 and 29 percent of total revenue, respectively.

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

  Pacific Place Apartment Associates Limited Partnership (Pacific Place)

  Cove Limited Dividend Housing Association Limited Partnership (Cove)

  Washington Street Limited Dividend Housing Association Limited Partnership (Washington)

  Fayette Hills Limited Partnership (Fayette)

The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership. Through an affiliate, who is a special limited partner in each of the 11 Property Partnerships, the Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships. These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership. All material interpartnership transactions and balances have been eliminated. For the years ended December 31, 2001, 2000 and 1999, net losses allocable to the minority partners were $26,226, $25,642, and $26,206, respectively.

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

Depreciation

Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Building shell and components	27.5 years
Land improvements	15 years
Appliances	5-10 years
Carpets and draperies	5-10 years

Income Taxes

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

Cash Equivalents

For purposes of the statement of cash flows, the Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, there were no cash equivalents.

Concentration of Credit

The Property Partnerships maintain cash in bank deposit accounts which, at times, may exceed federally insured limits. The Property Partnerships have not experienced any losses in such accounts. Management believes the Property Partnerships are not exposed to any significant credit risk on cash in such bank deposit accounts.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

NOTE 2—TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Years Ended December 31,
	2001	2000	1999
Murphey Favre Properties, Inc.—partnership services fee	$7,500	$7,500	$7,500
Developer general partners and affiliates—property management fees	$95,718	$95,609	$95,594

As of December 31, 2001 and 2000, related party payables consisted of the following:

	2001	2000
Advances from DGP's	$201,784	$213,257
Partnership management fees	326,726	326,726
Partnership services fees	52,500	45,000
Advances from general partner	102,999	75,481

	$684,009	$660,464

During 2001 and 2000, the general partner advanced $27,518 and $530, respectively, to the Partnership for administrative expenses.

The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $25,493 and $13,148 at December 31, 2001 and 2000, respectively. Interest earned on such deposits totaled $335, $504, and $414 during the years ended December 31, 2001, 2000 and 1999, respectively.

Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at December 31, 2001 and 2000. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits.

Advances made to one of the DGP's during 2001 totaled $9,000. During 2000, advances to this same DGP totaled $15,079 (see Note 8). The remainder of the balances include property management fees and reimbursements payable to MFP for partnership services and administration.

Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties. Property management fees are paid out of rental operations. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 6).

Under the terms of management services agreements, seven of the eleven Property Partnerships have affiliates of the DGP's which provide management services for the rental properties and receive compensation for such services in amounts approximating 8.5% of rental receipts. Three of the eleven Property Partnerships are co-managed by affiliates of the DGP's which provide management services for the rental properties and receive compensation for such services in amounts approximating 2.6% of rental receipts.

NOTE 3—CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $127,196 annually into separate reserve accounts until the accounts reach $1,271,277. Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements. Nine of the eleven Property Partnerships were in compliance with the minimum annual funding requirements as set forth by RHS for the years ended December 31, 2001 and 2000. Reserve withdrawals at all of the Property Partnerships were made in compliance with RHS requirements during 2001. Reserve withdrawals at ten of the eleven Property Partnerships were in compliance with RHS requirements during 2000.

NOTE 4—MORTGAGE NOTES PAYABLE

The mortgage notes are payable to RHS in monthly installments totaling $26,959. In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits totaling $69,129 which reduce the interest rates stated in the mortgage notes to effective rates of 1 percent over the lives of the mortgages. Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS's Predetermined Amortization Schedule System (PASS). The mortgage notes mature May, 2039 through March, 2040. Substantially all of the rental property and equipment is pledged as collateral on the mortgages. No partner is individually liable on the mortgage notes.

The mortgage notes are regulated by the U.S. Government and therefore, have no market price. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2002	$38,555
2003	42,173
2004	46,132
2005	50,465
2006	55,205
2007—and later years	12,064,034

$12,296,564

NOTE 5—ASSESSMENT PAYABLE

In September, 1995, the city of Bainbridge Island issued an assessment for Blue Heron's share of street and utility improvements in the amount of $68,569. The assessment was payable in 10 equal annual installments together with interest at the rate of 5.6 percent. During 2000, funds were withdrawn from the reserve account and the balance of the assessment was paid in full.

NOTE 6—RENTAL OPERATION CASH

RHS regulations limit the distribution of rental operation cash to a maximum of $38,090 annually. Any distribution to the Partnership from rental operation cash is to be made in accordance with the respective partnership agreements. Whether or not a Property Partnership makes any limited distribution is based on the results of its own operations and is at the discretion of the DGP.

NOTE 7—GUARANTEES

Each of the DGP's has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 2001, no payments have been made under these guarantee agreements.

NOTE 8—CONTINGENCY

The Partnership has ceased accrual of the annual partnership administration fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At December 31, 2001 and 2000 the contingent liability for partnership administration fees totaled $372,585 and $298,068, respectively.

The DGP of Logan did not comply with RHS regulations regarding the handling of project cash during 2001 and 2000. These instances of non-compliance were reported to the appropriate authorities during 2001. During 2001 and 2000, the DGP made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, respectively. Further, it was discovered that project bank accounts, totaling $55,517, have been pledged in violation of RHS regulations. As a result of the DGP's actions, RHS issued a Letter of Acceleration on August 29, 2001. RHS suspended further proceedings on October 11, 2001, based on agreements reached with the other general partners and the management agent. MFP and the other general partners of Logan are in the process of removing and replacing the DGP.

NOTE 9—SUBSEQUENT EVENTS

The DGP of Logan Apartment Associates declared Chapter 7 bankruptcy subsequent to December 31, 2001.

INDEPENDENT AUDITOR'S REPORT ON SCHEDULES

Partners
Assisted Housing Fund L.P. I
Seattle, Washington

We have audited the consolidated financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 2001, 2000 and 1999 listed under Item 14(a)1 hereof and have issued our report thereon dated March 19, 2002 (which report is incorporated by reference elsewhere in this Form 10-K). In the course of our audits of such financial statements, we have also audited the schedules listed under Item 14(a)2 for the years ended December 31, 2001, 2000 and 1999. These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

Blume Loveridge & Co., PLLC
Bellevue, Washington
March 19, 2002

ASSISTED HOUSING FUND LP I

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

Year Ended December 31, 2001

COLUMN A	COLUMN B	COLUMN C			COLUMN D
Description	Encumbrances	Initial Cost to Partnership			Costs Capitalized Subsequent to Acquisition
		Land	Buildings & Improvements	Personal Property	Improvements
Fairview	$1,267,087	$55,413			$1,608,283
Ionia	707,971	24,000			937,578
Logan	990,382	55,129			1,220,097
Rolling Brook	743,425	35,000			929,706
Wexford	721,690	22,000			958,607
Blue Heron	1,461,514	248,569			1,633,002
Glenwood	1,430,948	145,000			1,609,253
Pacific Place	753,779	30,000			902,457
Cove	1,423,899	47,000			1,746,384
Washington	756,198	8,000			884,559
Fayette	2,039,671	53,000	1,779,270	40,800	674,616
AHF			444,240

Total	$12,296,564	$723,111	$2,223,510	$40,800	$13,104,542

Construction in Progress	$0				$0

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

Year Ended December 31, 2001

COLUMN A	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Gross Amount at Which Carried at End of Period				Accumulated Depreciation	Date of Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
	Land	Buildings	Land Improvements and Personal Property	Total
Fairview	$55,413	$1,418,319	$189,964	$1,663,696	$743,231	13-Jun-90		27.5/15/10/7/5
Ionia	$24,000	817,506	120,072	961,578	431,872	08-Aug-90		27.5/15/7/5
Logan	$55,129	1,022,974	197,123	1,275,226	569,383	11-Jan-91		27.5/15/10
Rolling Brook	$35,000	794,263	135,443	964,706	451,005	08-Mar-90		27.5/15/10/7
Wexford	$22,000	815,821	142,786	980,607	465,100	21-Feb-90		27.5/15/7/5
Blue Heron	$248,569	1,890,967	100,510	2,240,046	884,635	01-May-90		27.5/10/5
Glenwood	$145,000	1,701,975	61,195	1,908,170	836,863	01-Apr-89		27.5/10/7
Pacific Place	$30,000	943,619	35,908	1,009,527	461,033	01-May-89		27.5/10/5
Cove	$47,000	1,635,278	111,106	1,793,384	783,580	01-Mar-90		27.5/10/7
Washington	$8,000	836,929	47,630	892,559	398,567	01-Jan-90		27.5/10
Fayette	$53,000	2,347,661	147,026	2,547,687	1,140,954	01-Dec-89		27.5/19/15/10/7/5
AHF	$0	444,240		444,240	192,675		Various

Total	$723,111	$14,669,552	$1,288,763	$16,681,426	$7,358,898

Construction in Progress				0

ASSISTED HOUSING FUND LP I

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

Year Ended December 31, 2001

REAL ESTATE	Year Ended December 31, 1999		Year Ended December 31, 2000		Year Ended December 31, 2001
Balance at beginning of period		$16,492,085		$16,513,492		$16,559,371
Additions during period:
Property acquisitions	$0		$0		$0
Acquisitions through foreclosure	0		0		0
Other acquisitions	0		0		0
Improvements etc. (New Construction)	32,707		45,879		122,055
Other (Acquisition Cost)	0		0		0

		$16,524,792		$16,559,371		$16,681,426
Deductions during period:
Cost of real estate sold	$0		$0		$0
Other—retired fixed assets	11,300		0		0	0

Balance at close of period		$16,513,492		$16,559,371		$16,681,426

ACCUMULATED DEPRECIATION	Year Ended December 31, 1999		Year Ended December 31, 2000		Year Ended December 31, 2001
Balance at beginning of period		$5,540,696		$6,164,895		$6,769,459
Existing property:		635,499		604,564		589,439
Depreciation on additions:
Property acquisitions	$0		$0		$0
Acquisitions through foreclosure	0		0		0
Other acquisitions	0		0		0
Improvements etc. (New Construction)	0		0		0
Other (Acquisition Costs)	0		0		0

		$6,176,195		$6,769,459		$7,358,898
Depreciation on deductions:
Cost of real estate sold	$0		$0		$0
Other—retired fixed assets	11,300		0		0	0

Balance at close of period		$6,164,895		$6,769,459		$7,358,898

QuickLinks

PART I
Table A INVESTMENT PROPERTIES PARTNERSHIP DATA
PART II
PART III
PART IV
SIGNATURES
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR'S REPORT FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
CONTENTS
INDEPENDENT AUDITOR'S REPORT
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT) Years Ended December 31, 2001, 2000 and 1999
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash
ASSISTED HOUSING FUND L.P.I. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT ON SCHEDULES
ASSISTED HOUSING FUND LP I SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION Year Ended December 31, 2001
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued) Year Ended December 31, 2001
ASSISTED HOUSING FUND LP I SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued) Year Ended December 31, 2001