Form 10-Q
period 2002-03-31
ASSISTED HOUSING FUND LP I
filed 2002-05-14
CIK 825535

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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
There are 12 pages.

Part I. Financial Information

Item 1. Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Rental property and equipment, at cost:
Buildings and equipment	$15,958,315	$15,958,315
Accumulated depreciation	(7,495,068)	(7,358,898)

	8,463,247	8,599,417
Land	723,111	723,111

	9,186,358	9,322,528
Cash:
Rental operation	156,476	174,175
Partnership	25,523	25,493

	181,999	199,668
Restricted deposits:
Tenant trust—security deposits	109,283	110,083
Reserve accounts	708,499	702,234

	817,782	812,317
Other assets:
Accounts receivable	51,151	39,089
Accounts receivable—DGPs	24,079	24,079
Prepaid expenses	22,651	13,005

	97,881	76,173

	$10,284,020	$10,410,686

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
Mortgage notes payable	$12,287,946	$12,296,564
Accounts payable	330,634	305,735
Due to affiliates	702,995	684,009
Accrued liabilities	89,530	102,724
Security deposits payable	115,352	112,007

	13,526,457	13,501,039
Minority interests in property partnerships	408,363	415,138
Partners' equity (deficit):
Limited partners	(3,583,085)	(3,439,229)
General partner	(67,715)	(66,262)

	(3,650,800)	(3,505,491)

	$10,284,020	$10,410,686

See notes to financial statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	Quarter Ended March 31, 2002	Quarter Ended March 31, 2001
	(Unaudited)	(Unaudited)
Revenue:
Rent	$415,821	$391,981
Miscellaneous	12,664	6,806

	428,485	398,787
Expenses:
Operating and maintenance	97,973	82,889
Utilities	85,337	82,440
General and administrative	113,070	117,122
Taxes and insurance	65,241	76,047
Interest	75,804	72,754
Depreciation	136,170	145,988
Miscellaneous	3,199	197

	576,794	577,437
Income(loss) from operations	(148,309)	(178,650)
Other income (expense):
Interest earned on Partnership cash	30	111
Minority interest in operations	6,774	7,076
Accounting and auditing	(1,929)	—
General and administrative	(1,875)	(1,875)

	3,000	5,312

Net income (loss)	$(145,309)	$(173,338)

Net income (loss) per unit of Limited partnership interest	$(207)	$(247)

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2002	Quarter Ended March 31, 2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	(145,309)	(173,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	136,170	145,981
Minority interests in operations	(6,775)	(7,076)
Changes in certain assets and liabilities:
Accounts receivable	(12,062)	(14,049)
Prepaid expenses	(9,646)	(6,564)
Accounts payable	24,899	16,264
Due to affiliates	18,986	(9,597)
Accrued liabilities	(13,194)	8,006
Tenant security deposits	4,145	118

Net cash used by operating activities	(2,786)	(40,255)
Cash flows from investing activities:
Purchase of depreciable property	—	(11,995)
Decrease (increase) in restricted deposits	(6,265)	25,982

Net cash provided (used) in investing activities	(6,265)	13,987
Cash flows from financing activities:
Minority partner's capital contributions	—	(60)
Mortgage principal payments	(8,618)	(5,528)

Net cash used by financing activities	(8,618)	(5,588)

Net increase (decrease) in cash	(17,669)	(31,856)
Cash—beginning of year	199,668	227,563

Cash—end of period	$181,999	$195,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,804	$72,754

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2002

(Unaudited)

        1.    General

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

        Assisted Housing Fund L.P. I (the Partnership) is a limited partnership formed on November 2, 1987 and organized under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low or moderate-income apartment complex. The Partnership's general partner is Murphey Favre Properties, Inc. (MFP), a wholly owned subsidiary of WM Financial, Inc., which is a wholly owned subsidiary of Washington Mutual Bank (WMB), which is a wholly owned subsidiary of Washington Mutual, Inc.

        The Partnership completed its public offering of limited partnership interests and commenced operations on April 14, 1989. Prior to that date, the Partnership's activities consisted solely of purchasing limited partnership interests in Property Partnerships, which were in the development process. As of December 31, 2001, 337 limited partners held the 703 units of limited partnership interests outstanding.

        The Partnership has invested as a limited partner in eleven limited partnerships (Property Partnerships). The developer of each apartment complex serves as the Development General Partner (DGP) of the respective Property Partnership. Additionally, a wholly owned subsidiary of MFP, Murphey Favre Housing Managers (MFHM), is a special limited partner in each Property Partnership. MFHM has the right to oversee the management of each Property Partnership and has certain approval rights over the actions of each DGP. The Partnership Agreement for each Property Partnership sets forth the allocations of profits, losses and distributions of net cash flow from operations or from sale or refinancing of the rental property.

        The properties owned by the Property Partnerships were financed and constructed under Section 515 of the National Housing Act, as amended (administered by Farmers Home Administration, now known as Rural Housing Services (RHS)). Under this program, the Property Partnerships provide housing to low- and moderate-income families. Lower rental charges to tenants are recovered by the Property Partnerships through two programs. The interest reduction program reduces the effective interest rate over the lives of the mortgages to one (1) percent. The rental assistance program provides RHS payments to the Property Partnerships for a portion of qualified tenant rents.

        Construction of the rental properties began in June 1988 and all were completed by January 31, 1991. Rental operations began in April 1989.

        2.    Summary of Significant Accounting Policies

          a.    The financial statements are presented on a consolidated basis because the Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership. Through an affiliate, who is a special limited partner in each of the 11 Property Partnerships, the Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships. These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.

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

        All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $58,970 and $57,555 as of March 31, 2002 and December 31, 2001, respectively, are included in other income.

          b.    The accrual method of accounting is used for both financial statement and income tax purposes.

          c.    The partnership agreements for the Property Partnerships required the DGPs to fund cost overruns on the development of the apartment projects. Such cost overruns, totaling $589,462, have been recorded as minority interests in property partnerships and have been included in the cost basis of the rental property. All depreciation related thereto has been specially allocated to the respective DGPs.

          d.    Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Building shell and components	27.5 years
Land improvements	15 years
Appliances	5 - 10 years
Carpets and draperies	5 - 10 years

          e.    No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

          f.      For purposes of the statement of cash flows, the Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2002 and 2001, there were no cash equivalents.

          g.    The unaudited interim financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are all of a normal recurring nature.

        3.    Transactions with Affiliates

        In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Quarter Ended March 31, 2002	Year Ended Dec 31, 2001
Murphey Favre Properties, Inc. Partnership services fee	$1,875	$7,500
Developer general partners and affiliates property management fees	25,861	95,718

        The Partnership maintains deposits in certain of WMB's interest- bearing accounts which aggregated $25,523 and $25,493 at March 31, 2002 and December 31, 2001, respectively. Interest earned on such deposits totaled $30 and $335 during the quarter ended March 31, 2002 and year ended December 31, 2001, respectively.

        Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at March 31, 2002 and December 31, 2001. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

        Advances made to one DGP during 2001 totaled $9,000. During 2000, advances to this same DGP totaled $15,079 (see Note 8).

        Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties. Property management fees are paid out of rental operations. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 6).

        Under the terms of management services agreements, seven of the eleven Property Partnerships have affiliates of the DGPs which provide management services for the rental properties and receive compensation for such services in amounts approximating 8.5% of rental receipts. Three of the eleven Property Partnerships are co-managed by affiliates of the DGPs which provide management services for the rental properties and receive compensation for such services in amounts approximating 2.6% of rental receipts.

        4.    Cash in Reserve Accounts

        The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts (savings accounts) $127,196 annually until the reserve accounts reach $1,271,277. With the prior approval of RHS, these funds can be used for: (1) loan debt service, if operating funds cannot meet these obligations; (2) repairs and replacements caused by catastrophe or long-range depreciation; (3) improvements or extensions to the buildings; and (4) any other reason RHS determines will promote or be beneficial to the purpose of the loans.

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

        The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

	Net Monthly Payment	Loan Balance March 31, 2002	Due Date
Fairview	$2,744	$1,266,146	June, 2040
Ionia	1,532	707,458	September, 2040
Logan	2,142	990,382	January, 2041
Rolling Brook	1,614	742,824	April, 2040
Wexford	1,567	721,103	March, 2040
Blue Heron	3,173	1,460,324	April, 2040
Glenwood	3,111	1,429,757	April, 2039
Pacific Place	1,632	753,235	May, 2039
Cove	3,092	1,422,740	March, 2040
Washington	1,954	755,582	March, 2040
Fayette	4,398	2,038,395	December, 2039

Total	$26,959	$12,287,946

        Principal Payments on the mortgage notes for the next 5 years are as follows:

Year	Amounts
2002	29,937
2003	42,173
2004	46,132
2005	50,465
2006	55,205
2007 and later years	12,064,034

$12,287,946

        6.    Rental Operation Cash

        RHS regulations limit the distribution of rental operation cash to a maximum of $38,090 annually. Any distribution to the Partnership from rental operation cash is to be made in accordance with the respective partnership agreements. Whether or not a Property Partnership makes any limited distribution is based on the results of its own operations and is at the discretion of the DGP.

        7.    Guarantees

        Each of the DGPs has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 2001, no payments have been made under the guarantee agreement.

        8.    Contingency

        The Partnership has ceased accrual of the annual program management fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996. Management has elected to treat fees for years subsequent to 1996 as a contingent liability. At December 31, 2001 and 2000 the contingent liability for program management fees totaled $372,585 and $298,068, respectively.

        During 2001 and 2000, Arthur H. Winer (Winer), a DGP of Logan Apartments Company Limited Partnership (Logan) did not comply with RHS regulations regarding the handling of project cash during 2001 and 2000. These instances of non-compliance were reported to the appropriate authorities during 2001. During 2001 and 2000, the DGP made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, respectively. Further, it was discovered that project bank accounts, totaling $58,381 and $55,517, at December 31, 2001 and 2000, respectively, have been pledged in violation of RHS regulations. As a result of the DGP's actions, RHS issued a Letter of Acceleration on August 29, 2001. RHS suspended further proceedings on October 11, 2001, based on agreements reached with the other general partners and the management agent.

        On February 19, 2002, a Logan DGP, Arthur H. Winer of Marietta, OH, filed a Petition in Bankruptcy in the U.S. Bankruptcy Court for the Southern District of West Virginia, in Charleston, WV, under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy filing is styled In Re Winer, Arthur H. (Bankruptcy No. 0240067). As of the date of filing of the Petition in Bankruptcy, the "automatic stay" under the Bankruptcy Code went into effect and all actions to collect debts of Winer, are precluded, absent approval of the U.S. Bankruptcy Court. Among these debts are reserve account and other funds from Logan totaling approximately $79,000, comprised of reserve account funds of approximately $55,000, tenant security deposit monies of approximately $9,000, and other monies of approximately $15,000 that Winer improperly used for personal business.

        A First Meeting of Creditors in the bankruptcy was held on April 2, 2002. Among other parties, the USDA Rural Development Agency, original lender on the Logan Apartments project, and RLJ Management Company (RLJ) through its attorney, attended.

        Ultimately, the Trustee continued the First Meeting in Bankruptcy to an undetermined future date, pending receipt by the Trustee of additional information from Winer and from RLJ. In the interim, RLJ is negotiating with the financial institutions that accepted pledges from Winer of Logan reserve funds and other assets for a return of those funds.

Item 2. Management's Discussion and Analysis

        During the quarter, management's emphasis was on the continued operation of the eleven housing properties. At March 31, 2002, five properties were 100% occupied, five were in the 90% and 99% occupancy range and one property was in the 80% to 89% range. At March 31, 2002, four properties experienced occupancy levels above those at March 31, 2001. Six properties had no change in occupancy levels and only one property had a lower occupancy rate compared to the same period one year ago. At March 31, 2002 the lowest occupancy level was 83%.

Results of Operations

        On a consolidated basis, net income (loss) was ($145,309) and ($173,338) for the quarters ended March 31, 2002 and 2001, respectively. Net income (loss) before depreciation was ($9,139) and ($27,350) for March 31, 2002 and 2001, with depreciation expense of $136,170 and $145,988, respectively.

        Revenue increased 7.4% from $398,787 for the quarter ended March 31, 2001 to $428,485 for the quarter ended March 31, 2002. This increase was the result of the total occupancy rate increasing from 92% at March 31, 2001 to 97% at March 31, 2002.

        Total expenses were comparable, increasing from $579,201 to $580,568 for the quarters ended March 31, 2001 and 2002, respectively,

Liquidity and Capital Resources

        The Partnership completed its public offering of 703 units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in 11 Property Partnerships.

        Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of March 31, 2002, the cash reserves of the Partnership totaled $25,523. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

        The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the first quarter 2002, seven properties generated positive cash flow before depreciation and four generated negative cash flow before depreciation. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

        Included in cash on the consolidated balance sheets were $25,523 and $25,493, held as deposits by the Partnership in Washington Mutual Bank accounts as of March 31, 2002 and December 31, 2001, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

        There are no additional acquisitions nor any dispositions planned.

PART II. OTHER INFORMATION

        Except for the disclosures, set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 6. Exhibits and Reports on Form 10-Q

          a.)  Listing of Exhibits.

Exhibit No.		Incorporated by Reference From
3	Certificate of Limited Partnership	Exhibit C to Form S-11 Registration Statement No. 91.1391150
13	Annual Report to Security Holders	Exhibit 13 to Form 10-K filed for year ended December 31, 2001

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED HOUSING FUND L.P. I Registrant
	By:	Murphey Favre Properties, Inc. Its Managing General Partner
Date: 5/14/2002	By:	/s/ DOTTIE J. JENSEN
Dottie J. Jensen Its President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	By:	Murphey Favre Properties, Inc.
Date: 5/14/2002	By:	/s/ BRETT J. ATKINSON
Brett J. Atkinson Its Treasurer, Principal Accounting Officer

QuickLinks

Part I. Financial Information
  Item 1. Financial Statements
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES BALANCE SHEETS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF OPERATIONS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF CASH FLOWS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Quarter Ended March 31, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 10-Q