Form 10-Q
period 2002-06-30
ASSISTED HOUSING FUND LP I
filed 2002-08-14
CIK 825535

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission file number    33-18756

ASSISTED HOUSING FUND L.P. I
(Exact name of registrant as specified in its charter)

Washington (State of organization)	91-1391150 (IRS Employer Identification No.)
1301 Fifth Avenue, Suite 1330, Seattle, WA (Address of principal executive offices)	98101 (Zip code)

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
There are 11 pages.

Part I. Financial Information

Item 1. Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Rental property and equipment, at cost:
Buildings and equipment	$15,964,295	$15,958,315
Accumulated depreciation	(7,632,012)	(7,358,898)

	8,332,283	8,599,417
Land	723,111	723,111

	9,055,394	9,322,528
Cash:
Rental operation	139,351	174,175
Partnership	26,824	25,493

	166,175	199,668
Restricted deposits:
Tenant trust-security deposits	114,366	110,083
Reserve accounts	696,695	702,234

	811,061	812,317
Other assets:
Accounts receivable	57,687	39,089
Accounts receivable-DGPs	24,079	24,079
Prepaid expenses	12,964	13,005

	94,730	76,173

	$10,127,360	$10,410,686

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
Mortgage notes payable	$12,278,705	$12,296,564
Accounts payable	313,655	305,735
Due to affiliates	725,806	684,009
Accrued liabilities	108,292	102,724
Security deposits payable	117,380	112,007

	13,543,838	13,501,039
Minority interests in property partnerships	401,696	415,138
Partners' equity (deficit):
Limited partners	(3,748,784)	(3,439,229)
General partner	(69,390)	(66,262)

	(3,818,174)	(3,505,491)

	$10,127,360	$10,410,686

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Rent	$424,604	$398,073	840,425	$790,054
Miscellaneous	20,944	28,754	33,607	35,560

	445,548	426,827	874,032	825,614
Expenses:
Operating and maintenance	78,189	72,575	176,162	155,464
Utilities	76,785	74,594	162,121	157,034
General and administrative	100,738	108,906	213,808	226,028
Taxes and insurance	113,550	80,073	178,791	156,120
Interest	68,717	69,309	144,521	142,063
Depreciation	136,944	107,468	273,114	253,456
Miscellaneous	9,286	6,700	12,485	6,897

	584,209	519,625	1,161,002	1,097,062
Income(loss) from operations	(138,661)	(92,798)	(286,970)	(271,448)
Other income (expense):
Interest earned on partnership cash	25	101	55	212
Minority interest in operations	6,668	6,214	13,442	13,290
General and administrative	(35,406)	(28,122)	(39,210)	(29,997)

	(28,713)	(21,807)	(25,713)	(16,495)

Net income (loss)	$(167,374)	$(114,605)	(312,683)	(287,943)

Net income (loss) per unit of limited partnership interest	$(238)	$(163)	$(445)	$(410)

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	(312,683)	(287,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	273,114	253,448
Minority interests in operations	(13,442)	(13,290)
Changes in certain assets and liabilities:
Accounts receivable	(18,598)	(45,100)
Prepaid expenses	41	(156)
Accounts payable	7,920	8,111
Due to affiliates	41,797	29,134
Accrued liabilities	5,568	14,327
Tenant security deposits	1,090	10,259

Net cash provided/(used) by operating activities	(15,193)	(31,210)
Cash flows from investing activities:
Purchase of depreciable property	(5,980)	(12,745)
Decrease (increase) in restricted deposits	5,539	26,891

Net cash provided (used) in investing activities	(441)	14,146
Cash flows from financing activities:
Minority partners' capital contributions	—	(67)
Mortgage principal payments	(17,859)	(17,071)

Net cash used by financing activities	(17,859)	(17,138)

Net increase (decrease) in cash	(33,493)	(34,202)
Cash-beginning of year	199,668	227,563

Cash-end of period	$166,175	$193,361

Supplemental disclosure of cash flow information:
Cash paid for interest	$144,521	$142,063

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2002

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

        The Partnership has invested as a limited partner in eleven limited partnerships (Property Partnerships). The developer of each apartment complex serves as the Development General Partner (DGP) of the respective Property Partnership. Additionally, a wholly owned subsidiary of MFP, Murphey Favre Housing Managers, Inc. (MFHM), is a special limited partner in each Property Partnership. MFHM has the right to oversee the management of each Property Partnership and has certain approval rights over the actions of each DGP. The Partnership Agreement for each Property Partnership sets forth the allocations of profits, losses and distributions of net cash flow from operations or from sale or refinancing of the rental property.

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

        All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $60,279 and $57,555 as of June 30, 2002 and December 31, 2001, respectively, are included in other income.

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

        f.      For purposes of the statement of cash flows, the Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2002 and 2001, there were no cash equivalents.

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

3.    Transactions with Affiliates

        In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Quarter Ended June 30, 2002	Year Ended December 31, 2001
Murphey Favre Properties, Inc. Partnership services fee	$3,750	$7,500
Developer general partners and affiliates property management fees	42,100	95,718

        The Partnership maintains deposits in certain of WMB's interest-bearing accounts which aggregated $26,824 and $25,493 at June 30, 2002 and December 31, 2001, respectively. Interest earned on such deposits totaled $25 and $335 during the quarter ended June 30, 2002 and year ended December 31, 2001, respectively.

        Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at June 30, 2002 and December 31, 2001. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

4.    Cash in Reserve Accounts

        The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts (savings accounts) $127,196 annually until the reserve accounts reach $1,271,277. With the prior approval of RHS, these funds can be used for: (1) loan debt service, if operating funds cannot meet these obligations; (2) repairs and replacements caused by catastrophe or long-range depreciation; (3) improvements or extensions to the buildings; and (4) any other reason RHS determines will promote or be beneficial to the purpose of the loans. During the quarter ended June 30, 2002, RHS approved the withdrawal of reserve funds at several of the Property Partnerships resulting in a net decrease of $5,606 in the restricted deposit reserve accounts.

5.    Mortgage Notes Payable

        The mortgage notes are payable to RHS in monthly installments stated in the table below. In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits which reduce the interest rates stated in the mortgage notes to effective rates of one (1) percent over the lives of the mortgages. Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS's Predetermined Amortization Schedule System (PASS). Substantially all of the rental property and equipment is pledged as collateral on the mortgages. No partner is personally liable on the mortgage notes.

        The mortgage notes are regulated by the U.S. Government and therefore, have no market price. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

        The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

	Net Monthly Payment	Loan Balance June 30, 2002	Due Date
Fairview	$2,744	$1,265,189	June, 2040
Ionia	1,532	706,993	September, 2040
Logan	2,142	990,382	January, 2041
Rolling Brook	1,614	742,211	April, 2040
Wexford	1,567	720,502	March, 2040
Blue Heron	3,173	1,459,108	April, 2040
Glenwood	3,111	1,428,538	April, 2039
Pacific Place	1,632	752,679	May, 2039
Cove	3,092	1,421,268	March, 2040
Washington	1,954	754,747	March, 2040
Fayette	4,398	2,037,088	December, 2039

Total	$26,959	$12,278,705

        Principal Payments on the mortgage notes for the next 5 years are as follows:

Year	Amounts
2002	20,696
2003	42,173
2004	46,132
2005	50,465
2006	55,205
2007 and later years	12,064,034

$12,278,705

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

7.    Guarantees

        Each of the DGPs has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through June 30, 2002 no payments have been made under the guarantee agreement.

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

        During 2001 and 2000, Arthur H. Winer (Winer), DGP of Logan Apartments Company Limited Partnership (Logan) did not comply with RHS regulations regarding the handling of project cash. These instances of non-compliance were reported to the appropriate authorities during 2001. During 2001 and 2000, the DGP made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, respectively. Further, it was discovered that project bank accounts, totaling $58,381 and $55,517, at December 31, 2001 and 2000, respectively, have been pledged in violation of RHS regulations. As a result of the DGP's actions, RHS issued a Letter of Acceleration on August 29, 2001. RHS suspended further proceedings on October 11, 2001, based on agreements reached with the other general partners and the management agent.

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

        On May 22, 2002 Murphey Favre Properties, Inc. retained outside bankruptcy counsel to represent it, on behalf of Logan, in the previously mentioned bankruptcy action and to prepare a Proof of Claim. Due to Arthur H. Winer's, the DGP bankruptcy petitioner, underlying actions with respect to Logan assets, a Complaint to Determine Dischargeability of Debt and for Judgment was prepared and filed on behalf of Logan on May 31, 2002. Winer filed an Answer to Complaint to Determine Dischargeability of Debt on or about June 17, 2002. It is anticipated that shortly the Bankruptcy Court will set the adversary proceeding for a pre-trial conference and/or establish a pre-trial schedule for the action. In the interim, MFP is analyzing options on behalf of Logan to proceed (1) against other parties comprising the DGP for reimbursement of Logan funds wrongfully used and/or (2) against the lenders to the DGP who obtained Logan funds as collateral security for personal loans to the DGP.

Item 2. Management's Discussion and Analysis

        During the quarter, management's emphasis was on the continued operation of the eleven housing properties. The occupancy level for the properties has generally been favorable. Only one property had a lower occupancy rate compared to the same period one year ago. At June 30, 2002 the lowest occupancy level was 90%.

Results of Operations

        On a consolidated basis, net income (loss) was ($167,374) and ($114,605) for the quarters ended June 30, 2002 and 2001, respectively. Net income (loss) before depreciation was ($30,430) and ($7,137) for the quarters ended June 30, 2002 and 2001, with depreciation expense of $136,944 and $107,468 respectively.

        Revenue increased 4% from $426,827 for the quarter June 30, 2001 to $445,548 for the quarter ended June 30, 2002. This increase was the result of the total occupancy rate increasing from 95% at June 30, 2001 to 97% at June 30, 2002.

        Total expenses increased by 12% from $519,625 to $584,209 for the quarters ended June 30, 2001 and 2002, respectively. The key factor in the expense increase was insurance. As a result of the September 11, 2001 tragedy, insurance premiums for the properties have risen significantly.

Liquidity and Capital Resources

        The Partnership completed its public offering of 703 units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 339 limited partners. The Partnership invested $2,542,000 of offering proceeds in 11 Property Partnerships.

        Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of June 30, 2002, the cash reserves of the Partnership totaled $26,824. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

        The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. In the second quarter 2002, four properties generated positive cash flow before depreciation and seven generated negative cash flow before depreciation. The deficits were funded from rental operating cash and from authorized withdrawals from the reserve accounts.

        Included in cash on the consolidated balance sheets were $26,824 and $25,493, held as deposits by the Partnership in Washington Mutual Bank accounts as of June 30, 2002 and December 31, 2001, respectively. Washington Mutual Bank is affiliated with MFP, the general partner of the Partnership.

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

ASSISTED HOUSING FUND L.P. I
Registrant

By:	MURPHEY FAVRE PROPERTIES, INC. Its Managing General Partner
By:	/s/ DOTTIE J. JENSEN Dottie J. Jensen Its President	Date:	August 14, 2002

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	MURPHEY FAVRE PROPERTIES, INC.
By:	/s/ BRETT J. ATKINSON Brett J. Atkinson Its Treasurer, Principal Accounting Officer	Date:	August 14, 2002

QuickLinks

Part I. Financial Information
  Item 1. Financial Statements
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES BALANCE SHEETS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF OPERATIONS Unaudited
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF CASH FLOWS Unaudited
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Quarter Ended June 30, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 10-Q
ASSISTED HOUSING FUND L.P. I Registrant