Form 10-Q
period 2002-09-30
ASSISTED HOUSING FUND LP I
filed 2002-11-14
CIK 825535

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2002

Commission file number 33-18756

ASSISTED HOUSING FUND L.P. I
(Exact name of registrant as specified in its charter)

Washington (State of organization)	91-1391150 (IRS Employer Identification No.)
1301 Fifth Avenue, Suite 1330, Seattle, WA (Address of principal executive offices)	98101 (Zip code)
Registrant's telephone number, including area code: (206) 490-5516
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The Exhibit Index appears at page 12.
There are 13 pages.

Part I.    Financial Information

Item 1.    Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Rental property and equipment, at cost:
Buildings and equipment	$16,018,913	$15,958,315
Accumulated depreciation	(7,769,851)	(7,358,898)

	8,249,062	8,599,417
Land	723,111	723,111

	8,972,173	9,322,528
Cash:
Rental operation	129,965	174,175
Partnership	31,688	25,493

	161,653	199,668
Restricted deposits:
Tenant trust–security deposits	111,707	110,083
Reserve accounts	639,218	702,234

	750,925	812,317
Other assets:
Accounts receivable	48,690	39,089
Accounts receivable–DGP	24,079	24,079
Prepaid expenses	26,030	13,005

	98,799	76,173

	$9,983,550	$10,410,686

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
Mortgage notes payable	$12,268,176	$12,296,564
Accounts payable	299,518	305,735
Due to affiliates	737,917	684,009
Accrued liabilities	110,141	102,724
Security deposits payable	116,470	112,007

	13,532,222	13,501,039
Minority interests in property partnerships	395,066	415,138
Partners' equity (deficit):
Limited partners	(3,873,326)	(3,439,229)
General partner	(70,412)	(66,262)

	(3,943,738)	(3,505,491)

	$9,983,550	$10,410,686

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Rent	$412,096	$410,363	$1,252,520	$1,200,417
Miscellaneous	17,748	21,721	51,355	57,281

	429,844	432,084	1,303,875	1,257,698
Expenses:
Operating and maintenance	102,037	95,177	278,200	250,641
Utilities	69,630	65,342	231,752	222,376
General and administrative	86,546	92,918	300,354	318,946
Taxes and insurance	91,973	75,085	270,764	231,205
Interest	65,953	69,461	210,473	211,524
Depreciation	137,839	137,427	410,953	390,873
Miscellaneous	8,218	4,468	20,703	11,375

	562,196	539,878	1,723,199	1,636,940
Income(loss) from operations	(132,352)	(107,794)	(419,324)	(379,242)
Other income (expense):
Interest earned on Partnership cash	22	47	77	259
Minority interest in operations	6,605	6,371	20,047	19,661
General and administrative	(3,028)	(3,770)	(42,238)	(33,767)

	3,599	2,648	(22,114)	(13,847)

Net income (loss)	$(128,753)	$(105,146)	$(441,438)	$(393,089)

Net income (loss) per unit of Limited partnership interest	$(183)	$(150)	$(628)	$(559)

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(441,438)	$(393,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	410,953	390,873
Minority interests in operations	(20,104)	(19,661)
Changes in certain assets and liabilities:
Accounts receivable	(9,601)	(46,045)
Prepaid expenses	(13,025)	(13,984)
Accounts payable	(5,949)	(2,438)
Due to affiliates	53,908	32,008
Accrued liabilities	7,417	43,987
Tenant security deposits	2,839	8,768

Net cash provided/(used) by operating activities	(15,000)	419
Cash flows from investing activities:
Purchase of depreciable property	(60,598)	(28,814)
Decrease (increase) in restricted deposits	65,971	48,178

Net cash provided (used) in investing activities	5,373	19,364
Cash flows from financing activities:
Minority partners' capital contributions	—	(77)
Mortgage principal payments	(28,388)	(29,356)

Net cash used by financing activities	(28,388)	(29,433)

Net increase (decrease) in cash	(38,015)	(9,650)
Cash–beginning of year	199,668	227,563

Cash–end of period	$161,653	$217,913

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$210,473	$211,524

See notes to Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2002

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

        All material interpartnership transactions and balances have been eliminated. The minority partners' interests in the losses of the Property Partnerships, which aggregate $61,556 and $57,555 as of September 30, 2002 and December 31, 2001, respectively, are included in other income.

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

        f.      For purposes of the statement of cash flows, the Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2002 and 2001, there were no cash equivalents.

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

3.    Transactions with Affiliates

        In connection with the acquisition and development of rental property and the management of both the rental property and the Partnership, the Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Quarter Ended September 30, 2002	Year Ended December 31, 2001
Murphey Favre Properties, Inc. Partnership services fee	$1,875	$7,500
Developer general partners and affiliates property management fees	22,611	95,718

        The Partnership maintains deposits in certain of WMB's interest- bearing accounts which aggregated $31,688 and $25,493 at September 30, 2002 and December 31, 2001, respectively. Interest earned on such deposits totaled $22 and $335 during the quarter ended September 30, 2002 and year ended December 31, 2001, respectively.

        Terms of the RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships. Due to affiliates includes $152,107 of such advances at September 30, 2002 and December 31, 2001. In addition, these balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. The remaining balance due to affiliates includes program management fees and reimbursements payable to MFP.

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

4.    Cash in Reserve Accounts

        The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts (savings accounts) $127,196 annually until the reserve accounts reach $1,271,277. With the prior approval of RHS, these funds can be used for: (1) loan debt service, if operating funds cannot meet these obligations; (2) repairs and replacements caused by catastrophe or long-range depreciation; (3) improvements or extensions to the buildings; and (4) any other reason RHS determines will promote or be beneficial to the purpose of the loans. During the quarter ended September 30, 2002, RHS approved the withdrawal of reserve funds at several of the Property Partnerships resulting in a net decrease of $57,477 in the restricted deposit reserve accounts.

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

        The loan balances, net monthly payments, and due dates for each Property Partnership are as follows:

	Net Monthly Payment	Loan Balance September 30, 2002	Due Date
Fairview	$2,744	$1,264,203	June, 2040
Ionia	1,532	706,397	September, 2040
Logan	2,142	988,477	January, 2041
Rolling Brook	1,614	741,584	April, 2040
Wexford	1,567	719,888	March, 2040
Blue Heron	3,173	1,457,865	April, 2040
Glenwood	3,111	1,427,292	April, 2039
Pacific Place	1,632	752,109	May, 2039
Cove	3,092	1,420,058	March, 2040
Washington	1,954	754,104	March, 2040
Fayette	4,398	2,036,199	December, 2039

Total	$26,959	$12,268,176

        Principal Payments on the mortgage notes for the next 5 years are as follows:

Year	Amounts
2002	10,167
2003	42,173
2004	46,132
2005	50,465
2006	55,205
2007 and later years	12,064,034

$12,268,176

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

7.    Guarantees

        Each of the DGPs has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through September 30, 2002 no payments have been made under the guarantee agreement.

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

        On May 22, 2002 Murphey Favre Properties, Inc. retained outside bankruptcy counsel to represent it, on behalf of Logan, in the previously mentioned bankruptcy action and to prepare a Proof of Claim. Due to Arthur H. Winer's, the DGP bankruptcy petitioner, underlying actions with respect to Logan assets, a Complaint to Determine Dischargeability of Debt and for Judgment was prepared and filed on behalf of Logan on May 31, 2002. Winer filed an Answer to Complaint to Determine Dischargeability of Debt on or about June 17, 2002. As expected, the Bankruptcy Court set the adversary proceeding for a pre-trial or settlement conference, which was held on October 23, 2002. At the settlement conference, the DGP bankruptcy petitioner advised the Court that it is negotiating a financing transaction from which funds will be used to reimburse MFP in full for all amounts owed to it. However, it should be noted that this financing transaction is not a certainty at this time. In addition to the recent settlement conference, MFP filed a Motion for Summary Judgement asking the Court to decide the question of the non-dischargeability of the DGP bankruptcy petitioner's debt to MFP based on the pleadings and evidence currently before it. No response to the Motion has yet been received from the DGP bankruptcy petitioner. Nor, has the Court yet scheduled a hearing on the Motion or issued an Order setting the bankruptcy action's case schedule. The response, the scheduling of the hearing on the Motion for Summary Judgement and the case schedule Order, is expected in the near future.

Item 2.    Management's Discussion and Analysis

        The overall occupancy level for the quarter ending September 30, 2002 was 95% as compared to 94% for the same period of the 2001. Seven of the properties experienced a decline in occupancy levels from June 30, 2002 to September 30,2002. The lowest occupancy level at September 30, 2002 was 87%. For the nine months ending September 30, 2001 and 2002 the occupancy rates were 94% and 97% respectively.

Results of Operations

        On a consolidated basis, net income (loss) was ($128,753) and ($105,146) for the quarters ended September 30, 2002 and 2001, respectively. Income from operations before depreciation was $5,487 and $29,633 for the quarters ended September 30, 2002 and 2001, with depreciation expense of $137,839 and $137,427 respectively.

        Revenue decreased by less than 1% from $432,084 to $429,844 for the quarters ended September 30, 2001 and 2002, respectively. Total expenses increased overall by 4% from $539,878 to $562,196 for the quarters ended September 30, 2001 and 2002, respectively. The largest factor contributing to the expense growth was increased insurance costs reflecting higher insurance rates experienced since the September 11, 2001 tragedy.

        For the nine months ending September 30, 2001 and 2002, the net loss was ($393,089) and ($441,438), respectively. As a result of higher occupancy levels, revenues for the nine month periods ending September 30, 2001 and 2002 were $1,257,698 and $1,303,875, an increase of 3.7%. Expenses for the nine month period ending September 30, 2002, were $1,723,199, a 5.3% increase over the same period of 2001. As mentioned earlier, rising insurance costs were the largest contributor to this expense growth.

Liquidity and Capital Resources

        The Partnership completed its public offering of 703 units of limited partnership on April 14, 1989, with proceeds totaling $3,511,000 from 337 limited partners. The Partnership invested $2,542,000 of offering proceeds in 11 Property Partnerships.

        Offering proceeds equal to $175,750 were reserved by the Partnership to fund its operating expenses. As of September 30, 2002, the cash reserves of the Partnership totaled $31,688. It is expected that the Partnership will draw on the reserves in future quarters to fund accounting and other operating expenses of the Partnership. Nominal cash distributions from the Property Partnerships will supplement the cash reserves. It is expected that all cash distributions received from the Property Partnerships will be used to defray the operating expenses of the Partnership and thus it is not likely any distribution will be made to the limited partners.

        The Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships. For the nine months ending September 30, 2002, six properties generated positive cash flow before depreciation. For the five that generated negative cash flow before depreciation, the deficits were funded from rental operating cash and authorized reserve account withdrawals.

        Included in cash on the consolidated balance sheets were $31,688 and $25,493, held as deposits by the Partnership in WMB accounts as of September 30, 2002 and December 31, 2001, respectively. WMB is affiliated with MFP, the general partner of the Partnership.

        There are no additional acquisitions nor any dispositions planned.

PART II. OTHER INFORMATION

        Except for the disclosures, set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 6.    Exhibits and Reports on Form 10-Q

a.    Listing of Exhibits.

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

ASSISTED HOUSING FUND L.P. I Registrant
By:	Murphey Favre Properties, Inc. Its Managing General Partner
By:	/s/ DOTTIE JENSEN	Date:	November 13, 2002
Dottie J. Jensen Its President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
By:	/s/ BRETT J. ATKINSON	Date:	November 13, 2002
Brett J. Atkinson Its Treasurer, Principal Accounting Officer

QuickLinks

Part I. Financial Information
  Item 1. Financial Statements
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES BALANCE SHEETS
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF OPERATIONS Unaudited
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES STATEMENTS OF CASH FLOWS Unaudited
ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Quarter Ended September 30, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 10-Q
SIGNATURES