Form 10-Q/A
period 2002-06-30
ASSISTED HOUSING FUND LP I
filed 2002-12-13
CIK 825535

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q/A

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

Units of Limited Partnership Interest
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The Exhibit Index appears at page 13.
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

        a.)  Exhibits.

    See Index of Exhibits on page 13.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED HOUSING FUND L.P. I
Registrant

By:	Murphey Favre Properties, Inc. Its Managing General Partner
By:	/s/ DOTTIE J. JENSEN Dottie J. Jensen Its President	Date:	December 9, 2002

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
By:	/s/ BRETT J. ATKINSON Brett J. Atkinson Its Treasurer, Principal Accounting Officer	Date:	December 9, 2002

INDEX OF EXHIBITS

Exhibit No.
3	Certificate of Limited Partnership (incorporated by reference from Exhibit C to Form S-11 registration Statement No. 91.1391150).
13	Annual Report to Security Holders (incorporated by reference from exhibit 13 to Form 10-K filed for year ended December 31, 2001).
99(a)	Certification of the President Pursuant to 18 U.S.C. Section 1350 (filed herewith).
99(b)	Certification of Treasurer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

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
ASSISTED HOUSING FUND L.P. I Registrant
INDEX OF EXHIBITS