Form 10-K
period 2002-12-31
ASSISTED HOUSING FUND LP I
filed 2003-03-31
CIK 825535

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (206) 377-1310

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Act).  Yes  ☐ No  ☒

PART I

Item 1. Business

Overview

Assisted Housing Fund L.P. I (the Investor Partnership) is a limited partnership formed on November 2, 1987 and organized under the laws of the State of Washington.

The Investor Partnership’s General Partner is Murphey Favre Properties, Inc., (MFP), a wholly-owned subsidiary of WM Financial, Inc. which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc.

The Investor Partnership raised $3,511,000 from the sale of 703 units of limited partnership through a public offering completed on April 14, 1989. The Investor Partnership is solely engaged in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Investor Partnership’s business taken as a whole.

The Investor Partnership has invested as a Limited Partner in 11 limited partnerships (Property Partnerships) which developed, own, and operate residential apartment complexes located in various locations across the country.  Each apartment complex benefits from several forms of federal assistance programs and qualifies for low-income housing tax credits (Tax Credits) pursuant to Section 42 of the Internal Revenue Code (the Code). There are 335 partners in the Investor Partnership.

The investment objectives of the Investor Partnership include the following:

(1) provide Limited Partners with tax benefits from investing in the Investor Partnership in the form of low-income housing tax credits under Section 42 of the Code,

(2) preserve and protect the Investor Partnership capital, and

(3) realize long-term capital appreciation in the value of the properties upon the sale or refinancing of the properties or the Property Partnerships.

During the next several years the properties will have completed the 15-year compliance period, thus eliminating the opportunity for an occurrence of a tax credit recapture event which may occur when there is a failure to comply with the requirements of the Internal Revenue Service.  As each property completes the compliance period the Investor Partnership may explore opportunities to sell or refinance the properties within the guidelines allowed and permissions granted by the U.S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS) under its mortgage note agreements.  The sale of any properties will be determined individually on a case-by-case basis, and we cannot assure you that we will sell any of the properties or if we do sell any of the properties, that we will realize any meaningful profit as a result of the sale.

Property Partnerships

The Property Partnerships own rental property consisting of apartment projects occupied by low- and moderate-income tenants.  Duration of leases for occupancy in the properties is generally 12 months.

The following table provides information regarding the Property Partnerships and their locations.

Property Partnership	Location	Date Interest Acquired	Number of Apt. Units
Fairview	Plymouth, WI	December 1, 1989	40
Ionia	Ionia, MI	December 1,1989	24
Logan	Logan, OH	December 1, 1989	32
Rolling Brook	Algonac, MI	December 1, 1989	24
Wexford	Onsted MI	December 1, 1989	24
Blue Heron	Bainbridge Island, WA	March 20, 1989	40
Glenwood	Lake Stevens, WA	June 1, 1988	46
Pacific Place	South Bend, WA	October 4, 1988	24
Cove	Big Rapids, MI	July 12, 1989	48
Washington	Perry, MI	July 12, 1989	24
Fayette	Fayetteville, WV	December 1, 1989	68
			394

For information regarding placed in service dates, please see Schedule III.

All of the projects owned by the respective Property Partnerships were financed and constructed under Section 515 of the National Housing Act, as amended, and are administered by RHS. Under this RHS program the Property Partnerships provide affordable housing to tenants subject to regulation by RHS as to rental charges and operating methods.  Lower rental charges to tenants are recovered by the respective Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the respective mortgages to 1 percent and a rental assistance program whereby RHS pays the respective Property Partnerships for a portion of qualified tenant rents.

Each Property Partnership has, as its Developer General Partner (DGP), one or more individuals or an entity not affiliated with the Investor Partnership or MFP.  In accordance with the Property Partnership agreements under which such entities are organized, the Investor Partnership depends on the DGPs for the management of each Property Partnership.  See Management’s Discussion and Analysis of the Financial Condition and Results of Operations in Item 7 for additional information regarding the Property Partnerships.  As of December 31, 2002, the Property Partnerships and their DGPs were as follows:

PROPERTY PARTNERSHIP		DEVELOPER GENERAL PARTNER

1.	Fairview Apartments Company Limited Partnership (Fairview)	Rural Housing Corporation

2.	Ionia Limited Dividend Housing Association Limited Partnership (Ionia)	Rural Housing Corporation

3.	Logan Apartments Company Limited Partnership (Logan)	Rural Housing Corporation Thomas R. Runquist Arthur H. Winer

4.	Rolling Brook II Limited Dividend Housing Association Limited Partnership (Rolling Brook)	Rural Housing Corporation

5.	Wexford Manor Limited Dividend Housing Association Limited Partnership (Wexford)	Rural Housing Corporation

6.	Blue Heron Apartment Associates Limited Partnership (Blue Heron)	Dujardin Development Co.

7.	Glenwood Apartment Associates Limited Partnership (Glenwood)	Dujardin Development Co.

8.	Pacific Place Apartment Associates Limited Partnership (Pacific Place)	Dujardin Development Co.

9.	Cove Limited Dividend Housing Association Limited Partnership (Cove)	Kenneth & Lowell Werth

10.	Washington Street Limited Dividend Housing Association Limited Partnership (Washington)	Kenneth & Lowell Werth

11.	Fayette Hills Limited Partnership (Fayette)	LeRoy Eslinger and Douglas E. Pauley

A wholly-owned subsidiary of MFP, Murphey Favre Housing Managers, Inc. (MFHM), is a Special Limited Partner of each Property Partnership and has certain approval rights over the actions of the DGPs of the Property Partnerships.

Regulatory Compliance and Liquidity

Each of the Property Partnerships has received an allocation of Tax Credits.  In general, the Tax Credit runs for ten years from the date the property is placed in service.  The required holding period (the Compliance Period) of the properties is 15 years.  During these 15 years, the properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period.  Once a Property Partnership has become eligible for Tax Credits, it may lose such eligibility and suffer an event of recapture if its property fails to remain in compliance with the requirements.  To date, none of the Property Partnerships has suffered an event of recapture of Tax Credits.

In 2002, reserve account deposits of Fairview, Logan, Pacific Place and Wexford fell short of the amounts required by RHS.  In addition, Logan’s tenant security deposit liability was under-funded by $3,050 and Logan was $10,150 in arrears for property taxes due in 2002, which are both violations of RHS regulations.  Cove had overdue property taxes amounting to $1,138 at December 31, 2002.  While Cove made the required reserve deposits in 2002, its reserve account balance at December 31, 2002 totaled $17,514 which is $88,656 below its required balance.  As a result of violations of RHS regulations in 2000 and 2001, RHS issued a Letter of Acceleration on the mortgage note on the Logan property on August 29, 2001.  RHS suspended further proceedings on October 11, 2001, based on preliminary agreements reached with the Logan DGPs and the Logan property management agent.

During 2002, RHS did not take action against any of the Property Partnerships that were not in compliance with its regulations.  While RHS has not pursued any further action against Logan or initiated any action against Cove with respect to its overdue property taxes, we cannot assure you that RHS will not take action against the Property Partnerships which are not in compliance with applicable regulations.  This could result in acceleration of a Property Partnership’s mortgage note and ultimately foreclosure on its property.  The foreclosure on any of the properties might result in the complete loss of that Property Partnership’s investment, and might lead to a tax recapture event with respect to that property, which would have a material adverse effect on the financial condition of the Investor Partnership.

Each of the Property Partnerships tries to maintain compliance with all of the applicable regulations and each of those Property Partnerships that are not in compliance are taking steps to remedy their respective situations.  However, we cannot assure that all of the Property Partnerships will remain in compliance with all applicable regulations.  Accordingly, we cannot assure you that RHS will not foreclose against any of the Properties or that a tax recapture event with respect to any of the Properties will not occur.

Subsequent Events

On February 5, 2003, under deposition in his own bankruptcy proceedings, Mr. Arthur H. Winer , one of Logan's DGPs, admitted that he had used Logan funds for unauthorized purposes contrary to federal government regulations.  The Investor Partnership is actively pursuing restitution of these funds and is exploring the possibility of obtaining a replacement DGP for the Logan property.  We cannot assure you that we will be successful in either of these efforts, which could have an adverse effect on Logan and, as a result, the Investor Partnership.  For additional information, please see

“Item 3. Legal Proceedings.”

Item 2. Properties

The Investor Partnership owns limited partner interests in the 11 Property Partnerships which own and operate properties, all of which benefit from some form of federal assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.

Each Property Partnership has received an allocation of federal low-income housing tax credits under Section 42 of the Internal Revenue Code, administered by the respective state allocating agency.  Under this program, housing provided by each Property Partnership is subject to additional monitoring of tenant eligibility by the respective state allocating agency.

The individual Property Partnerships have loan agreements with and mortgage notes held by RHS.  All mortgage notes have a maturity of 50 years and bear stated interest rates between 8.75% and 10.75% and have an effective interest rate of approximately 1% resulting from participating in the RHS interest reduction program.  The mortgage notes are secured by the real estate, rents and any profits of the Property Partnerships.

For additional information regarding the properties of the Property Partnerships, please see “Item 1.  Business—Property Partnerships.”

Item 3. Legal Proceedings

During 2001 and 2000, Mr. Arthur H. Winer, one of the Logan DGPs, made multiple unauthorized withdrawals of project cash totaling approximately $24,000 in violation of RHS regulations.  Further, it was discovered that project bank accounts, valued at $60,131 at December 31, 2002, had been pledged in violation of RHS regulations.  As a result of the DGP’s actions, RHS issued a Letter of Acceleration on the mortgage note on the Logan property on August 29, 2001. The mortgage note balance totaled $987,480 at December 31, 2002.  RHS suspended further proceedings on October 11, 2001, based on preliminary agreements reached with Logan’s other DGPs and Logan property management agent.

On February 19, 2002, Arthur H. Winer, one of Logan's DGPs, filed a Petition in Bankruptcy in the U.S. Bankruptcy Court for the Southern District of West Virginia, in Charleston, WV, under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy filing is styled In Re Winer, Arthur H. (Bankruptcy No. 0240067). As of the date of filing of the Petition in Bankruptcy, the “automatic stay” under the Bankruptcy Code went into effect and all actions to collect debts of Mr. Winer are precluded, absent approval of the U.S. Bankruptcy Court.  Among these debts are funds from Logan totaling approximately $84,000 (the Logan Debts), comprised of operating and reserve account funds of approximately $60,000, tenant security deposit funds of approximately $9,000, and other funds of approximately $15,000 that Winer used for personal business.

On May 22, 2002, MFP retained outside bankruptcy counsel to represent it, on behalf of Logan, in the DGP bankruptcy action and to prepare and file a Proof of Claim on its behalf, to register with the Bankruptcy Court, Logan’s creditor’s claim for the Logan Debts, which Mr. Winer had removed from the various Logan reserve and other accounts.  A Complaint To Determine Dischargeability of Debt and For Judgment was also prepared and filed on behalf of Logan on May 31, 2002, in which Logan seeks to obtain a Court order that Logan’s creditor’s claim for the Logan Debts is not dischargeable as a part of Mr. Winer’s bankruptcy action and to obtain a judgment against him for the amount of the creditor’s claim (thus creating an “adversary proceeding” in the bankruptcy action (i.e., Adversary Proceeding No. 00-0070)).  Mr. Winer (the Petitioner) prepared and filed an Answer to Complaint To Determine Dischargeability of Debt and For Judgment on or about June 17, 2002 denying the material allegations of the Complaint.  On February 5, 2003, under deposition, Mr. Winer admitted that he had used Logan funds for unauthorized purposes and contrary to federal government regulations.

MFP has filed a Motion For Summary Judgment asking the Court to decide the question of the non-dischargeability of the Petitioner’s debt to MFP based on the pleadings and evidence currently before it.  No response to the Motion has been received from the Petitioner.  A trial on the adversary proceeding has been scheduled for April 11, 2003 and a pre-trial conference has been scheduled for April 1, 2003.

MFP is also seeking to enforce the provisions of the Amended and Restated Certificate and Agreement of Logan Apartments Company Limited Partnership that provides for the termination of Mr. Winer as a DGP of Logan effective as of his filing for bankruptcy.

The Investor Partnership is actively pursuing restitution of the Logan Debts and is exploring the possibility of obtaining a replacement DGP for the Logan property.  We cannot assure you that we will be successful in either of these efforts, which could have an adverse effect on the Logan Property Partnership and, as a result, the Investor Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrant’s Securities and Related Security Holder Matters

The Registrant’s securities consist of 703 Units of Limited Partnership Interest (the Units), originally valued at $5,000 per unit.  There is no market for the Units and it is not anticipated that any public market is likely to develop in the future.  Units may only be sold, assigned, exchanged or otherwise transferred upon compliance with the terms of the Limited Partnership Agreement. As of the date of filing of this report, the Partnership has 334 Limited Partners and one General Partner.

The Partnership has not made any distributions to holders of the Units in 2000, 2001 and 2002 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99	Year Ended 12/31/98

Rental Revenue	$1,652,137	$1,608,923	$1,586,293	$1,540,441	$1,505,575

Interest Revenue	13,752	17,860	25,085	24,068	24,835

Income (Loss)	(570,606)	(518,516)	(457,473)	(513,222)	(500,629)

Income (Loss) Per Limited Partnership Unit	(812)	(738)	(651)	(730)	(712)

Total Assets	9,802,220	10,410,686	10,933,585	11,431,980	11,949,410

Mortgage Notes Payable	$12,257,788	$12,296,564	$12,287,154	$12,319,268	$12,348,628

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Investor Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Investor Partnership believes the forward-looking statements are based on reasonable assumptions, the Investor Partnership can give no assurance that their expectations will be attained.  Actual results and the timing of certain events could differ materially from those projected or contemplated by the forward-looking statements due to a number of factors including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At December 31, 2002, the Investor Partnership’s operating cash totaled $27,368 and the Property Partnerships’ operating cash totaled $138,910 for a combined total of $166,278. At December 31, 2001, the cash balance of

$199,668 was comprised of $25,493 in the Investor Partnership and $174,175 in the operating accounts of the Property Partnerships.

The Investor Partnership’s primary source of cash is distributions received from the Property Partnerships.  In 2002, the Investor Partnership received cash distributions of $10,746 as compared to $9,797 in 2001.

Consolidated operational cash flows decreased from a positive $49,088 in 2001 to a positive $14,526 in 2002. Achieving positive operational cash flow continued to be a problem for some of the Property Partnerships. For 2002, three of the Property Partnerships recorded operational cash flow deficits versus one in 2001. Those with 2002 negative cash flows included Fayette, Glenwood, and Pacific Place.  Seven of the 11 Property Partnerships experienced operating cash flows below those generated in 2001.

At December 31, 2002, Logan’s tenant security deposit liability was under-funded by  $3,050 and Logan was $10,150 in arrears for property taxes due in 2002.  Cove also had overdue property taxes amounting to $1,138 at December 31, 2002. While Cove made the required reserve deposits in 2002, its reserve account balance at December 31, 2002 totaled $17,514 which is $88,656 below its required balance.  The Cove reserve account balance at December 31, 2002 may not be sufficient to fund necessary capital expenditures in the near and longer-term.

In violation of RHS regulations and mortgage loan covenants, the 2002 reserve account deposits of Fairview, Logan, Pacific Place and Wexford fell short of the required amounts for the year.  At December 31, 2002, the total reserve deposit shortfall for the 11 Property Partnerships amounted to approximately $7,400.   During 2002 RHS did not take action against any of the Property Partnerships that were not in compliance.

The preceding description of unfavorable liquidity conditions at some of the Property Partnerships at December 31, 2002 may indicate future difficulty in meeting cash requirements and/or action by RHS which would be unfavorable to the continued operation of the Property Partnerships. All of the Property Partnerships made the required loan principal and interest payments due on their mortgage notes.

During 2000, RHS advanced funds to Washington Street, located in Michigan, to pay delinquent real estate taxes of $42,917.  The advance was added to the mortgage note and re-amortized in 2001.  RHS has provided additional rental assistance to the project, which should improve occupancy and support the increased rents necessary to make the increased mortgage payments.

While RHS has not pursued any further action against Logan or initiated any action against Cove with respect to its overdue property taxes, there can be no assurance that RHS will not take action against the Property Partnerships which are not in compliance with applicable regulations.  This could result in acceleration of a Property Partnership’s mortgage note and ultimately foreclosure on its property.

With each of the properties having been in service for at least ten years, it is anticipated that funds will be required to maintain the condition of the properties at a level which will provide adequate living conditions to the current tenants and to attract future tenants, as well as maintain the value of the properties.  The funding for these expenditures must come from either operating cash flows or from authorized reserve account withdrawals.  There is no assurance that these sources will be adequate to meet the maintenance requirements of the properties.

Results of Operations

Occupancy levels at the Property Partnerships are monitored on a monthly basis and are one of the key operating factors for the Property Partnerships.   At December 31, 2002, three Property Partnerships were 100% occupied, six were in the 90% to 99% occupancy range, and two were in the 80% to 89% range. At December 31, 2002, four Property Partnerships experienced occupancy levels below that at December 31, 2001 and five Property Partnerships experienced occupancy levels above that at December 31, 2001. The lowest occupancy level at December 31, 2002 was 88%, while at December 31, 2001, the lowest occupancy level was 82%.

On a consolidated basis for the Investor Partnership and its Property Partnerships, net income (loss) for 2002, 2001 and 2000 totaled ($570,606), ($518,516) and ($457,473), respectively.  The net loss experienced in 2002 was 10.1% higher than that recorded in 2001. The net loss for 2001 was 13.3.% greater than that of 2000. Net income before depreciation for 2002, 2001 and 2000 was $29,878, $70,293 and $147,091 with depreciation expense of $600,484, $589,439 and $604,564 in each of the same respective years.

Revenue totaled $1,734,730, $1,696,592 and $1,676,034 in 2002, 2001, and 2000, respectively. The year-over-year revenue increase was 2.2% for 2002 and 1.2% for 2001.  During the years ended December 31, 2002, 2001 and 2000, rental assistance revenue from RHS totaled $554,587, $508,019 and $482,617, representing 34%, 32% and 30% of rent revenue, respectively.

Rental operating expenses for 2002, 2001 and 2000 were $2,280,967, $2,204,887, and $2,125,132, respectively, and represented year-over-year increases of 3.5% for 2002 and 3.8% for 2001.  In 2002, the expense category experiencing the largest increase was general repairs and maintenance which increased by approximately $69,000 or 25.6% over 2001. This was due primarily to a large paving repair project at one of the Property Partnerships. Insurance increased in both 2002 and 2001 reflecting higher insurance rates resulting after the September 11, 2001 tragedy.

Loss from operations amounted to ($546,237), ($508,295) and ($449,098) for 2002, 2001 and 2000, respectively, as operating expense growth outpaced revenue growth in the same periods.

The Investor Partnership paid accounting fees of $36,452, $27,152 and $23,500, for 2002, 2001 and 2000, respectively.

The Investor Partnership’s interest income amounted to $96, $335 and $504 in 2002, 2001 and 2000, respectively.   The primary cause of the lower interest income in each of the years was declining interest rates.

During 2002, 2001 and 2000 growth in operating expenses outpaced rental revenue growth and operating losses have increased in each of those years.  There can be no assurances that these financial results will improve.  This combined with the liquidity issues at certain of the Property Partnerships (see Liquidity and Capital Resources) may cause any of the Property Partnerships to cease being able to operate as a going concern in the future.

Regulatory Restrictions

Because the properties are operated under RHS loans and benefit from the federal low-income housing tax credit program, the properties are restricted as to their use and must comply with the requirements of the respective federal programs.

The tenants of all the properties must be tax credit and RHS eligible tenants.  It is management’s goal to have all units, except for managers’ units, occupied by tax credit eligible tenants.  In order to meet established income requirements, tenants must not earn more than 60% of the median income for the areas in which the properties are located.  Seven of the 11 properties are further restricted to renting apartment units only to senior citizens.

Additionally, the properties cannot be sold without prior approval of RHS, cannot make more than an 8% cash distribution annually to its owner (as described in Note 6 to the accompanying consolidated financial statements) and must remain under the low-income housing tax credit program for 15 years to avoid any recapture of the low-income housing tax credits.  Furthermore, pursuant to RHS loan agreements, RHS may refuse prepayment of the loans and require the properties be used for the purpose of providing housing to eligible tenants for a minimum period of 20 years.

Inflation

Operating expenses and rental revenues of each property are subject to inflationary factors.  Low rates of inflation could result in rental revenues remaining constant or increasing at slower rates than in periods of high inflation.  High rates of inflation raise the operating expenses of the properties, and to the extent the increased operating expenses are not passed on to the tenants by rental increases, the properties’ operations could be adversely affected. During the three year period of 2000 through 2002 inflation has not been a significant factor for the Property Partnerships’ operations.

Tax Credits

At December 31, 2002, 2001, and 2000, tax credits equal to 0.06%, 0.22% and 5.86%, respectively, of the limited partners’ capital contributions have been generated.

Subsequent Events

On February 5, 2003, under deposition in connection with his bankruptcy proceedings, Mr. Arthur H. Winer admitted he had used Logan funds for unauthorized purposes contrary to federal government regulations.  In light of Mr. Winer’s deposition, MFP filed a Supplement to Plaintiff’s Motion For Summary Judgment with the U.S. Bankruptcy Court for the Southern District of West Virginia on March 7, 2003.   A hearing on MFP’s Motion For Summary Judgment, as Supplemented, will be set by the Bankruptcy Court.

Also on February 5, 2003, at Mr. Winer’s deposition, a draft Trustee’s Motion to Sell Property Free and Clear of Liens and Encumbrances Pursuant to 11 U.S.C. Section 363(f) and to Allow All 11 U.S.C. Section 506(c) Expenses (Trustee’s Motion) was received by MFP.  The Trustee’s Motion seeks court approval to sell (1) Mr. Winer’s interest in all limited partnerships, including Logan, owned by Mr. Winer and (2) the receivables claimed by Mr. Winer to be owed to him by those limited partnerships, to Buckeye Community Hope Foundation, an Ohio non-profit entity (Buckeye), for $85,000.  In addition, Buckeye would contribute funds to the limited partnerships sufficient to replenish their respective reserve accounts and security deposits used by Mr. Winer as well as obtain replacement or re-delivery of limited partnership assets pledged to support personal obligations of Mr. Winer.  MFP is reviewing the Trustee’s Motion and will prepare a proper response to it in advance of any Bankruptcy Court hearing scheduled to argue the Motion.  MFP and its counsel are evaluating other options to recover all amounts owed to Logan.  The Bankruptcy Court’s decision on the Trustee’s Motion may affect the decision to pursue other options for recovery.

A court-ordered Settlement Conference is scheduled for April 1, 2003 to determine whether the non-dischargeability claim can be settled prior to a trial.  Trial on the claim is scheduled for April 11, 2003.  MFP is also seeking to enforce the provisions of the Amended and Restated Certificate and Agreement of Logan Apartments Company Limited Partnership that provides for the termination of Mr. Winer as a DGP of Logan effective as of his filing for bankruptcy.

Litigation is inherently uncertain, and we cannot assure you that we will recover any Logan funds from Mr. Winer or from any other party involved.  In the event we cannot recover from any party the money needed to bring the Logan Property’s accounts into compliance with applicable regulations, the Investor Partnership may be requested to contribute additional capital into the Logan or risk foreclosure by RHS on the Logan property, either of which would have a material adverse effect on the financial condition of the Investor Partnership.  For additional information regarding the our claims against Mr. Winer, please see “Item 3. Legal Proceedings.”

Factors Affecting Results of Operations

The operation of the Property Partnerships will continue to be subject to competition from existing and future apartment complexes in the same geographical areas where their properties are located.  The successful operation of the Investor Partnership will depend on outside factors, most of which are beyond the control of the Investor Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the properties are located; real estate tax rates; operating expenses; energy costs and government regulations.  In addition, other risks inherent in real estate investment may influence the ultimate success of the Investor Partnership, including (1) possible reduction in rental incomes due to an inability to maintain high occupancy levels; (2) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in the real estate laws, include building codes; and (3) possible future adoption of rent control legislation which would not permit increased costs to be passed onto the tenants in the form of rent increases or which suppresses the ability of the Property Partnerships to generate positive operating cash flows.  Since all of the Property Partnerships benefit from some form of federal government assistance, the Investor Partnership is subject to the inherent risks in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases.  In addition, any Tax Credits allocated to limited partners of the Investor Partnership are subject to recapture to the extent that a Property Partnership or any portion thereof ceases to qualify for the Tax Credits.  Other changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Investor Partnership.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The management of the Investor Partnership does not believe that the operation of the Investor Partnership and the Property Partnerships are materially affected by interest rates or other financial market risks at this time.  In the event of proposed future sale of any of the Property Partnerships’ properties, mortgage interest rates and availability of financing to potential buyers may have an impact on the selling opportunity.

Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 2002, 2001 and 2000, together with the independent auditors’ reports thereon, are filed herewith in Part IV, Item 15 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Murphey Favre Properties, Inc. (MFP) is the general partner of the Investor Partnership. The Registrant has no employees.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

General Partner’s Interest	Murphey Favre Properties, Inc. Suite 1330 1301 Fifth Avenue Seattle, WA 98101	(1)	100%

(1) The General Partner’s interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 2002 is ($71,968).

Item 13. Certain Relationships and Related Transactions

The Property Partnerships have entered into some agreements with their respective DGPs or affiliates under which the DGPs or affiliates receive compensation from, perform services for, or make loans to the Property Partnerships.  For specific information regarding these arrangements, please see Note 2 of the Notes to Consolidated Financial Statements, which are filed elsewhere in this report.

Item 14. Controls and Procedures

Within the ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Investor Partnership, including the President and the Principal Accounting Officer of the General Partner, of the effectiveness of the design and operation of the Investor Partnership’s disclosure controls and procedures. Based on that evaluation, the Investor Partnership’s management, including the President and Principal Accounting Officer of the General Partner, concluded that the Investor Partnership’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Investor Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15. Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K

(a)	1. The following consolidated financial statements of Assisted Housing Fund L.P. I and subsidiaries are incorporated by reference in Part II and are attached as pages 23 to 36.	Page No.

	Independent Auditor’s Report	23

	Consolidated Balance Sheets as of December 31, 2002 and 2001	24-25

	Consolidated Statements of Operations for each of the years ended December 31, 2002, 2001 and 2000	26

	Consolidated Statements of Partners’ Equity (Deficit) for each of the years ended December 31, 2002, 2001 and 2000	27

	Consolidated Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000	28

	Notes to Consolidated Financial Statements for each of the years ended December 31, 2002, 2001 and 2000	29-36

	2. Consolidated financial statement schedules

	Independent Auditor’s Report on Schedules	37

	Schedule III - Real Estate and Accumulated Depreciation	38-40

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3. Exhibits: All exhibits to this report are listed in the Index of Exhibits at page 41.

(b)	No reports on Form 8K were filed during 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED HOUSING FUND L.P. I
Registrant

By:	Murphey Favre Properties, Inc.
Its General Partner

By:	/s/ Robert K. Stump	Date:	3/28/2003
Robert K. Stump
Its President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.

By:	/s/ Brett J. Atkinson	Date:	3/28/2003
Brett J. Atkinson
Its Treasurer, Principal Accounting Officer

By:	/s/ Edward S. Robertson	Date:	3/28/2003
Edward S. Robertson
Its Director

By:	/s/ Catharine E. Killien	Date:	3/28/2003
Catharine E. Killien
Its Director

By:	/s/ David G. Murphy	Date:	3/28/2003
David G. Murphy
Its Director

ASSISTED HOUSING FUND L.P. I

CERTIFICATION

I,	Robert K. Stump, certify that:

1)	I have reviewed this annual report on Form 10-K of Assisted Housing Fund L.P. I;
2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

By:	/s/ Robert K. Stump
Robert K. Stump
President

ASSISTED HOUSING FUND L.P. I

CERTIFICATION

I,	Brett J. Atkinson, certify that:

1)	I have reviewed this annual report on Form 10-K of Assisted Housing Fund L.P. I;
2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6)

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

By:	/s/ Brett J. Atkinson
Brett J. Atkinson
Treasurer Principal Accounting Officer

ASSISTED HOUSING FUND L.P. I

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

INDEPENDENT AUDITOR’S REPORT

FOR THE YEARS ENDED DECEMBER 31,

2002, 2001, AND 2000

INDEPENDENT AUDITOR’S REPORT

Partners

Assisted Housing Fund L.P. I

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for the years ended December 31, 2002, 2001 and 2000.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Blume Loveridge & Co., PLLC
Blume Loveridge & Co., PLLC Bellevue, Washington March 25, 2003

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,018,401	$15,958,315
Accumulated depreciation	(7,959,382)	(7,358,898)
	8,059,019	8,599,417
Land	723,111	723,111
	8,782,130	9,322,528
Cash:
Rental operation	138,910	174,175
Partnership	27,368	25,493
	166,278	199,668
Restricted deposits:
Tenant trust - security deposits	119,646	110,083
Reserve accounts	651,193	702,234
	770,839	812,317
Other assets:
Accounts receivable	39,779	39,089
Accounts receivable – DGPs	24,079	24,079
Prepaid expenses	19,115	13,005
	82,973	76,173
	$9,802,220	$10,410,686

Continued on page 25

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2002	2001
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Mortgage notes payable	$12,257,788	$12,296,564
Accounts payable	259,338	304,760
Due to affiliates	740,768	684,984
Accrued liabilities	111,491	102,724
Security deposits payable	120,483	112,007
	13,489,868	13,501,039

Minority interests in property partnerships	388,449	415,138
Partners’ equity (deficit):
Limited partners	(4,004,129)	(3,439,229)
General partner	(71,968)	(66,262)
	(4,076,097)	(3,505,491)
	$9,802,220	$10,410,686

See accompanying notes to the consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000

Revenue:
Rent	$1,652,137	$1,608,923	$1,586,293
Miscellaneous	82,593	87,669	89,741
	1,734,730	1,696,592	1,676,034

Rental operating expenses:
Repairs and maintenance	339,056	270,029	254,907
Utilities	290,497	303,978	277,937
General and operating	419,494	425,722	390,368
Taxes and insurance	317,002	297,713	279,440
Interest	314,434	318,006	317,916
Depreciation	600,484	589,439	604,564
	2,280,967	2,204,887	2,125,132

Income(loss) from rental operations	(546,237)	(508,295)	(449,098)

Other income (expense):
Interest earned on partnership cash	96	335	504
Minority interest in operations	26,594	26,226	25,642
General and administrative	(51,059)	(36,782)	(34,521)
	(24,369)	(10,221)	(8,375)
Net income (loss)	$(570,606)	$(518,516)	$(457,473)
Net income (loss) per unit of limited partnership interest	$(812)	$(738)	$(651)

See accompanying notes to the consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	Years Ended December 31, 2002, 2001 and 2000
	Limited Partners	General Partner	Total
Profit/loss percentage	99.0%	1.0%	100.0%
Balance - January 1, 2000	$(2,473,000)	$(56,502)	$(2,529,502)
Net income (loss) for 2000	(452,898)	(4,575)	(457,473)
Balance - December 31, 2000	(2,925,898)	(61,077)	(2,986,975)
Net income (loss) for 2001	(513,331)	(5,185)	(518,516)
Balance - December 31, 2001	(3,439,229)	(66,262)	(3,505,491)
Net income (loss) for 2002	(564,900)	(5,706)	(570,606)
Balance - December 31, 2002	$(4,004,129)	$(71,968)	$(4,076,097)

See accompanying notes to the consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years Ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(570,606)	$(518,516)	$(457,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	600,484	589,439	604,564
Minority interests in operations	(26,594)	(26,226)	(25,642)
Changes in certain assets and liabilities:
Accounts receivable	(690)	(9,129)	(16,663)
Prepaid expenses	(6,110)	(3,881)	5,655
Accounts payable	(45,422)	567	57,000
Due to affiliates	55,784	22,570	19,503
Accrued liabilities	8,767	(11,514)	(15,377)
Tenant security deposits	(1,087)	5,778	(1,634)

Net cash provided by operating activities:	14,526	49,088	169,933

Cash flows from investing activities:
Purchase of depreciable property	(60,086)	(122,055)	(45,879)
Decrease (increase) in restricted deposits	51,041	35,743	(38,271)

Net cash used in investing activities:	(9,045)	(86,312)	(84,150)

Cash flows from financing activities:
Minority partners’ capital contributions	(95)	(81)	(365)
Loan proceeds		42,917
Mortgage principal payments	(38,776)	(33,507)	(32,114)
Assessment principal payments			(41,141)

Net cash provided by/(used in) financing activities:	(38,871)	9,329	(73,620)

Net increase (decrease) in cash	(33,390)	(27,895)	12,163
Cash - beginning of year	199,668	227,563	215,400
Cash - end of year	166,278	199,668	227,563

Supplemental disclosure of cash flow information:
Cash paid for interest	$315,517	$314,617	$318,573
Fixed assets retired (fully depreciated)	$—	$—	$—

See accompanying notes to the consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Assisted Housing Fund L.P. I (the Investor Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project.  The Investor Partnership’s General Partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc.  At December 31, 2002, 335 partners held the 703 units of limited partnership interests outstanding.

The Investor Partnership has invested as a limited partner in 11 Property Partnerships.  The developer of each apartment project serves as the Developer General Partner (DGP) of the respective Property Partnership.

The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington.  The apartment projects were financed and constructed under Section 515 of the National Housing Act, as amended (administered by U. S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS)). Under this program, the Property Partnerships provide housing to low- and moderate-income tenants.  Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents.  Construction of the apartment projects began between June, 1988 and May, 1990 and rental operations began between April, 1989 and January, 1991.

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

During the years ended December 31, 2002, 2001 and 2000, rental revenue from RHS totaled $554,877, $508,019 and $482,617, representing 34%, 32% and 30% of rent revenue, respectively.

Principles of Consolidation

The financial statements include the financial statements of the Investor Partnership and the following 11 Property Partnerships in which it has invested as a limited partner:

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
Pacific Place Apartment Associates Limited Partnership (Pacific Place)
Cove Limited Dividend Housing Association Limited Partnership (Cove)
Washington Street Limited Dividend Housing Association Limited Partnership (Washington)
Fayette Hills Limited Partnership (Fayette)

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  For the years ended December 31, 2002, 2001 and 2000, net losses allocable to the minority partners were $26,594, $26,226, and $25,642, respectively.

Method of Accounting

The accrual method of accounting is used for financial statement purposes.

Cost Overruns

The partnership agreements for the Property Partnerships required the DGP’s to fund cost overruns on the development of the apartment projects.  Such cost overruns, totaling $589,462, have been recorded as minority interests in Property Partnerships and have been included in the cost basis of the rental property.  All depreciation related thereto has been specially allocated to the respective DGP’s.

Depreciation

Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Building shell and components	27.5 years
Land improvements	15 years
Appliances	5 - 10 years
Carpets and draperies	5 - 10 years

Income Taxes

No income tax provision has been included in the financial statements since income or loss of the Investor Partnership is required to be reported by the respective partners on their income tax returns.

Cash Equivalents

For purposes of the statement of cash flows, the Investor Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2002 and 2001, there were no cash equivalents.

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

NOTE 2 - TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Years Ended December 31,
	2002	2001	2000
Murphey Favre Properties, Inc. - partnership services fees	$7,500	$7,500	$7,500

Developer general partners and affiliates - property management fees	$96,431	$95,718	$95,609

Property management fees are paid out of rental operations.  Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 6).

Under the terms of management services agreements, seven of the 11 Property Partnerships have affiliates of the DGP’s which provide management services for the rental properties and receive compensation for such services in amounts approximating 8.8% of rental receipts.  Three of the 11 Property Partnerships are co-managed by affiliates of the DGP’s which provide management services for the rental properties and receive compensation for such services in amounts approximating 2.1% of rental receipts.

As of December 31, 2002 and 2001, related party payables consisted of the following:

	2002	2001

Advances from DGPs	$201,784	$201,784
Program management fees	326,726	326,726
Partnership services fees	60,000	52,500
Advances from MFP	151,283	102,999
Advances from affiliate of DGP	975	975

	$740,768	$684,984

Advances from DGPs amounted to $201,784 at December 31, 2002. Terms of RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balance includes $152,107 of such advances at December 31, 2002 and 2001.  In addition, the balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP amounted to $326,726 and represent amounts accrued through December 31, 1996.  No accruals have been recorded since that date (see Note 8).  Partnership services fees are also payable to MFP and reflect accruals through December 31, 2002 and 2001. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 6).

During 2002 and 2001, MFP advanced $48,284 and $27,518, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at December 31, 2002 and 2001 to $151,283 and $102,999, respectively.

An affiliate of one of the DGPs advanced $975 to the Property Partnership of the DGP. Advances made to one of the DGP’s during 2001 totaled $9,000.  During 2000, advances to this same DGP totaled $15,079 (see Note 8).

The Investor Partnership maintains deposits with WMB in certain checking and money market accounts which aggregated $27,368 and $25,493 at December 31, 2002 and 2001, respectively.  Interest earned on such deposits totaled $96, $335, and $504 during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $127,196 annually into separate reserve accounts until the accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements.  Seven of the 11 Property Partnerships were in compliance with the minimum annual funding requirements as set forth by RHS for the year ended December 31, 2002, and nine of the 11 Property Partnerships were in compliance with RHS minimum annual funding requirements for the year ended December 31, 2001.  During 2002 reserve withdrawals were made at ten of the 11 Property Partnerships and were in compliance with RHS requirements. In 2001 reserve withdrawals were made by all of the Property Partnerships and were in compliance with RHS requirements.

NOTE 4 - MORTGAGE NOTES PAYABLE

The mortgage notes are payable to RHS in monthly installments totaling $26,959.  In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits totaling $69,129 which reduce the interest rates stated in the mortgage notes to effective rates of 1 percent over the lives of the mortgages.  Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS’s Predetermined Amortization Schedule System (PASS).  The mortgage notes mature May, 2039 through March, 2040.  Substantially all of the rental property and equipment is pledged as collateral on the mortgages.  No partner is individually liable on the mortgage notes.

The mortgage notes are regulated by the U.S. Government and therefore, have no market price.  Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount

2003	$41,754
2004	46,132
2005	50,465
2006	55,205
2007	60,392
2008 - and later years	12,003,840

$12,257,788

NOTE 5 - ASSESSMENT PAYABLE

In September, 1995, the city of Bainbridge Island issued an assessment for Blue Heron’s share of street and utility improvements in the amount of $68,569.  The assessment was payable in 10 equal annual installments together with interest at the rate of 5.6 percent.  During 2000, funds were withdrawn from the reserve account and the balance of the assessment was paid in full.

NOTE 6 - RENTAL OPERATION CASH

RHS regulations limit the distribution of rental operation cash to a maximum of $38,090 annually.  Any distribution to the Investor Partnership from rental operation cash is to be made in accordance with the respective partnership agreements.  Whether or not a Property Partnership makes any limited distribution is based on the results of its own operations and is at the discretion of the DGP.

NOTE 7 - GUARANTEES

Each of the DGP’s has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 2002, no payments have been made under these guarantee agreements.

NOTE 8 – CONTINGENCY AND SUBSEQUENT EVENTS

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to MFP.  Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  Management has elected to treat fees for years subsequent to 1996 as a contingent liability.  At December 31, 2002 and 2001 the contingent liability for program management fees totaled $447,102 and $372,585, respectively.

One of Logan's DGPs did not comply with RHS regulations regarding the handling of project cash during 2001 and 2000.  These instances of non-compliance were reported to the appropriate authorities during 2001.  During 2001 and 2000, this DGP made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, respectively.  Further, it was discovered that project bank accounts, totaling $60,131 as of December 31, 2002, have been pledged in violation of RHS regulations.  As a result of this DGP's actions, RHS issued a Letter of Acceleration on the mortgage note on August 29, 2001.  The mortgage note had a balance of $987,480 on December 31, 2001.  RHS suspended further proceedings on October 11, 2001, based on preliminary negotiations with the other general partners and the property management agent.  This DGP declared Chapter 7 Bankruptcy on February 19, 2002. MFP, on behalf of the Partnership, filed a Motion for Summary Judgment against the DGP on October 23, 2002.

Subsequent to December 31, 2002, the bankruptcy trustee drafted a motion to sell the DGP’s interest in Logan, to an Ohio non-profit organization.  As a condition of the sale, the non-profit would restore or replenish the assets that were misappropriated by the Logan DGP.

INDEPENDENT AUDITOR’S REPORT ON SCHEDULES

Partners

Assisted Housing Fund L.P. I

Seattle, Washington

We have audited the consolidated financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 2002, 2001 and 2000 listed under Item 15(a)1 hereof and have issued our report thereon dated March 25, 2003 (which report is incorporated by reference elsewhere in this Form 10-K).  In the course of our audits of such financial statements, we have also audited the schedules listed under Item 15(a)2 for the years ended December 31, 2002, 2001 and 2000. These schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

/s/ Blume Loveridge & Co., PLLC
Blume Loveridge & Co., PLLC Bellevue, Washington March 25, 2003

ASSISTED HOUSING FUND LP I AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Year Ended December 31, 2002

COLUMN A	COLUMN B	COLUMN C			COLUMN D
Description	Encumbrances	Initial Cost to Partnership			Costs Capitalized Subsequent to Acquisition
		Land	Buildings & Improvements	Personal Property	Improvements
Fairview	$1,263,198	$55,413			$1,608,284

Ionia	705,848	24,000			937,578

Logan	987,480	55,129			1,220,097

Rolling Brook	740,942	35,000			929,706

Wexford	719,262	22,000			958,606

Blue Heron	1,456,595	248,569			2,000,202

Glenwood	1,426,017	145,000			1,775,114

Pacific Place	751,526	30,000			993,714

Cove	1,418,689	47,000			1,753,463

Washington	753,431	8,000			890,594

Fayette	2,034,800	53,000	1,779,270	40,800	686,733

AHF			444,240

Total	$12,257,788	$723,111	$2,223,510	$40,800	$13,754,091

ASSISTED HOUSING FUND LP I AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

Year Ended December 31, 2002

COLUMN A	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Gross Amount at Which Carried at End of Period				Accumulated Depreciation	Date of Construction/ Placed in Service	Date of Acquisition	Life on which Depreciation in Latest Income Statement is Computed
	Land	Buildings	Land Improvements and Personal Property	Total
Fairview	$55,413	$1,418,319	$189,964	$1,663,696	$802,695	13-Jun-90	Various	27.5/15/10/7/5

Ionia	24,000	817,506	120,072	961,578	466,900	08-Aug-90	Various	27.5/15/7/5

Logan	55,129	1,022,974	197,123	1,275,226	618,533	11-Jan-91	Various	27.5/15/10

Rolling Brook	35,000	794,263	135,443	964,706	486,346	08-Mar-90	Various	27.5/15/10/7

Wexford	22,000	815,821	142,786	980,607	499,445	21-Feb-90	Various	27.5/15/7/5

Blue Heron	248,569	1,890,967	109,235	2,248,771	963,059	01-May-90	Various	27.5/10/5

Glenwood	145,000	1,701,975	73,139	1,920,114	899,233	01-Apr-89	Various	27.5/10/7

Pacific Place	30,000	950,979	42,735	1,023,714	497,819	01-May-89	Various	27.5/10/5

Cove	47,000	1,635,278	118,185	1,800,463	847,882	01-Mar-90	Various	27.5/10/7

Washington	8,000	836,929	53,665	898,594	430,774	01-Jan-90	Various	27.5/10

Fayette	53,000	2,347,661	159,142	2,559,803	1,237,865	01-Dec-89	Various	27.5/19/15/10/7/5

AHF	0	444,240		444,240	208,831		Various
Total	$723,111	$14,676,912	$1,341,489	$16,741,512	$7,959,382

ASSISTED HOUSING FUND LP I AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

Year Ended December 31, 2002

REAL ESTATE	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Balance at beginning of period	$16,513,492	$16,559,371	$16,681,425
Additions during period:
Property acquisitions	43,722	107,175	52,727
Acquisitions through foreclosure	0	0	0
Other acquisitions	0	0	0
Improvements etc. (New Construction)	2,157	14,879	7,360
Other (Acquisition Cost)	0	0	0
	$16,559,371	$16,681,425	$16,741,512
Deductions during period:
Cost of real estate sold	0	0	0
Other - retired fixed assets	0	0	0
Balance at close of period	$16,559,371	$16,681,425	$16,741,512

ACCUMULATED DEPRECIATION	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Balance at beginning of period	$6,164,895	$6,769,459	$7,358,898

Existing property:	600,985	581,396	594,953
Depreciation on additions:
Property acquisitions	3,501	7,502	5,264
Acquisitions through foreclosure	0	0	0
Other acquisitions	0	0	0
Improvements etc. (New Construction)	78	541	267
Other (Acquisition Costs)	0	0	0
	$6,769,459	$7,358,898	$7,959,382
Depreciation on deductions:
Cost of real estate sold	0	0	0
Other - retired fixed assets	0	0	0
Balance at close of period	$6,769,459	$7,358,898	$7,959,382

ASSISTED HOUSING FUND L.P. I

Index of Exhibits

Exhibit No.	Description
3	Agreement of Limited Partnership of Assisted Housing Fund L.P. I (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-11)

4	Certificate of Limited Partnership (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-11)

99(a)	Certification of the President of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith)

99(b)	Certification of the Principal Accounting Officer of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith)