Form 10-Q
period 2003-03-31
ASSISTED HOUSING FUND LP I
filed 2003-05-15
CIK 825535

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Item 1.  Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,037,801	$16,018,401
Accumulated depreciation	(8,090,555)	(7,959,382)

	7,947,246	8,059,019
Land	723,111	723,111

	8,670,357	8,782,130

Cash:
Rental operation	126,482	138,910
Partnership	21,548	27,368

	148,030	166,278

Restricted deposits:
Tenant trust - security deposits	118,166	119,646
Reserve accounts	618,607	651,193

	736,773	770,839

Other assets:
Accounts receivable	43,134	39,779
Accounts receivable - DGPs	24,079	24,079
Prepaid expenses	34,934	19,115

	102,147	82,973

	$9,657,307	$9,802,220

	March 31, 2003	December 31, 2002
	(Unaudited)

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Mortgage notes payable	$12,247,575	$12,257,788
Accounts payable	309,031	259,338
Due to affiliates	750,643	740,768
Accrued liabilities	120,077	111,491
Security deposits payable	120,132	120,483

	13,547,458	13,489,868

Minority interests in property partnerships	381,690	388,449

Partners’ equity (deficit):
Limited partners	(4,197,915)	(4,004,129)
General partner	(73,926)	(71,968)

	(4,271,841)	(4,076,097)

	$9,657,307	$9,802,220

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002

Revenue:
Rent	$448,953	$415,821
Miscellaneous	14,434	12,664

	463,387	428,485

Rental operating expenses:
Repairs and maintenance	89,791	97,973
Utilities	85,474	85,337
General and operating	128,089	113,070
Taxes and insurance	100,180	65,241
Interest	76,294	79,003
Depreciation	131,173	136,170

	611,001	576,794

Income (loss) from rental operations	(147,614)	(148,309)

Other income (expense):
Interest earned on partnership cash	19	30
Minority interest in operations	6,759	6,775
General and administrative	(54,908)	(3,805)

	(48,130)	3,000

Net income (loss)	$(195,744)	$(145,309)

Net income (loss) per unit of limited partnership interest	$(278)	$(207)

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

(Unaudited)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002

Cash flows from operating activities:
Net income (loss)	$(195,744)	$(145,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	131,173	136,170
Minority interests in operations	(6,759)	(6,775)
Changes in certain assets and liabilities:
Accounts receivable	(3,355)	(12,062)
Prepaid expenses	(15,819)	(9,646)
Accounts payable	49,693	24,899
Due to affiliates	9,875	18,986
Accrued liabilities	8,586	(13,194)
Tenant security deposits	1,129	4,145

Net cash provided by (used in) operating activities	(21,221)	(2,786)

Cash flows from investing activities:
Purchase of depreciable property	(19,400)	—
Decrease (increase) in reserve deposits	32,586	(6,265)

Net cash provided by (used in) investing activities	13,186	(6,265)

Cash flows from financing activities:
Minority partner’s capital contributions	—	—
Mortgage principal payments	(10,213)	(8,618)

Net cash provided by (used in) financing activities	(10,213)	(8,618)

Net increase (decrease) in cash	(18,248)	(17,669)
Cash - beginning of year	166,278	199,668

Cash - end of period	$148,030	$181,999

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,294	$75,804

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2003

(Unaudited)

NOTE 1 – GENERAL

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with financial statements and notes thereto included with the Assisted Housing Fund L.P.I’s (the Investor Partnership) Form 10-K for the year ended December 31, 2002.  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Investor Partnership’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

Assisted Housing Fund L.P. I is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project.  The Investor Partnership’s General Partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of WM Financial, Inc., which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc.  At December 31, 2002, 335 partners held the 703 units of limited partnership interests outstanding.

The Investor Partnership has invested as a limited partner in 11 Property Partnerships.  The developer of each apartment project serves as the Developer General Partner (DGP) of the respective Property Partnership. The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington.  The apartment projects were financed and constructed under Section 515 of the National Housing Act, as amended (administered by U. S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS)). Under this program, the Property Partnerships provide housing to low- and moderate-income tenants.  Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents.  Construction of the apartment projects began between June 1988 and May 1990 and rental operations began between April 1989 and January 1991.

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

The investment objectives of the Investor Partnership include the following:

(1)                        provide Limited Partners with tax benefits from investing in the Investor Partnership in the form of low-income housing tax credits under Section 42 of the Internal Review Code of 1986 (the Code),

(2)                        preserve and protect the Investor Partnership capital, and

(3)                        realize long-term capital appreciation in the value of the properties upon the sale or refinancing of the properties or the Property Partnerships.

Over the next several years the properties will have completed the 15-year compliance period, during which a tax credit recapture event could occur when there is a failure to comply with the requirements of the Internal Revenue Service. As each property completes the compliance period the Investor Partnership may explore opportunities to sell or refinance the properties within the guidelines allowed and permissions granted by RHS under its mortgage note agreements.  The sale of any properties will be determined individually, on a case-by-case basis, and we cannot assure you that we will sell any of the properties or if we do sell any of the properties, that we will realize any meaningful profit as a result of the sale.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The financial statements consolidate the financial statements of the Investor Partnership and the following 11 Property Partnerships in which it has invested as a limited partner:

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

Glenwood Apartment Associates Limited Partnership (Glenwood)

Pacific Place Apartment Associates Limited Partnership (Pacific Place)

Cove Limited Dividend Housing Association Limited Partnership (Cove)

Washington Street Limited Dividend Housing Association Limited Partnership (Washington)

Fayette Hills Limited Partnership (Fayette).

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  Net losses allocable to the minority partners for the three months ended March 31, 2003 and the twelve months ended December 31, 2002 were $6,759 and $26,594, respectively.

b. Method of Accounting

The accrual method of accounting is used for financial statement purposes.

c. Cost Overruns

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

e. Income Taxes

No income tax provision has been included in the financial statements since income or loss of the Investor Partnership is required to be reported by the respective partners on their income tax returns.

f. Cash Equivalents

For purpose of reporting cash flows, the Investor Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2003 and December 31, 2002, there were no cash equivalents.

g. Concentration of Credit

The Property Partnerships maintain cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Property Partnerships have not experienced any losses in such accounts.  Management believes the Property Partnerships are not exposed to any significant credit risk on cash in such bank deposit accounts.

h. Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

i. Adjustments

The unaudited interim financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods presented.  These adjustments are all of a normal recurring nature.

NOTE - 3   TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Quarter Ended March 31, 2003	Year Ended December 31, 2002
Murphey Favre Properties – partnership service fees	$1,875	$7,500

Developer general partners and affiliates – property management fees	$24,617	$96,431

Property management fees are paid out of rental operations.  Partnership services fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 6).

Under terms of the management service agreements, seven of the 11 Property Partnerships have affiliates of the DGPs which provide management services for the rental properties. They receive compensation for such services in amounts approximating 8.8% of rental receipts.  Three of the Property Partnerships are co-managed by affiliates of the DGPs and provide management services for the rental properties.  These affiliates receive compensation for the services provided in amounts approximating 2.1% of rental receipts.

As of March 31, 2003 and December 31, 2002, related party payables consisted of the following:

	Quarter Ended March 31, 2003	Year Ended December 31, 2002
Advances from DGPs	$201,784	$201,784
Program management fees	326,726	326,726
Partnership services fees	61,875	60,000
Advances from MFP	159,283	151,283
Advances from affiliate of DGP	975	975
	$750,643	$740,768

Advances from DGPs amounted to $201,784 at March 31, 2003 and December 31, 2002. Terms of RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balances at March 31, 2003 and December 31, 2002 include DGP interest-free advances of $152,107.  In addition, the balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP amounted to $326,726 and represent amounts accrued through December 31, 1996.  No accruals have been recorded since that date (see Note 8).  Partnership services fees are also payable to MFP and reflect accruals through March 31, 2003 and December 31, 2002. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 6).

During the first quarter of 2003 and the full year 2002, MFP advanced $8,000 and $48,284, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at March 31, 2003 and December 31, 2002 to $159,283 and $151,283, respectively.

The Investor Partnership maintains deposits with WMB in certain checking and money market accounts which aggregated $21,548 and $27,368 at March 31, 2003 and December 31, 2002, respectively.  Interest earned on such deposits totaled $19 and $96, for the quarter ended March 31, 2003 and the year ended December 31, 2002, respectively.

NOTE 4 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts maintained as savings accounts $127,196 annually until the reserve accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for specific purposes. During the quarter ended March 31, 2003, RHS approved the withdrawal of reserve funds at several of the Property Partnerships resulting in a net decrease of $32,586 in the restricted deposit reserve accounts.

NOTE 5 - MORTGAGE NOTES PAYABLE

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

The mortgage notes are regulated by the U.S. Government; there is no public or private market for the mortgage notes. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2003(1)	$31,541
2004	46,132
2005	50,465
2006	55,205
2007	60,392
Thereafter	12,003,840

$12,247,575

(1)  For the remaining 9 months

NOTE 6 - RENTAL OPERATION CASH

RHS regulations limit the distribution of rental operation cash to a maximum of $38,090 annually.  Any distribution to the Investor Partnership from rental operation cash is to be made in accordance with the respective partnership agreements.  Whether or not a Property Partnership makes any limited distribution is based on the Property Partnership’s results of operations and is at the discretion of the DGP.

NOTE 7 - GUARANTEES

Each of the DGPs has made a guarantee to the respective Property Partnership that they will compensate the Investor Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit.  Through March 31, 2003 no payments have been made under these guarantees.

NOTE 8 – CONTINGENCIES AND SUBSEQUENT EVENTS

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  As a consequence, management has elected to treat fees for years subsequent to 1996 as a contingent liability. At December 31, 2002 and December 31, 2001, the contingent liability for program management fees totaled $447,102 and $372,585, respectively.

A DGP of Logan Apartments Company Limited Partnership, a Property Partnership, did not comply with RHS regulations regarding the handling of project cash during 2001 and 2000.  These instances of non-compliance were reported to the appropriate authorities during 2001.  During 2001 and 2000, this DGP made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, respectively.  Further, it was discovered that project bank accounts, totaling $60,131 as of December 31, 2002, have been pledged in violation of RHS regulations.  As a result of this DGP’s actions, RHS issued a Letter of Acceleration on the mortgage note on August 29, 2001.  The mortgage note had a balance of $986,713 on March 31, 2003.  RHS suspended further proceedings on October 11, 2001, based on preliminary negotiations with the other general partners and the property management agent. This DGP declared Chapter 7 Bankruptcy on February 19, 2002. MFP, on behalf of the Investor Partnership, filed a Motion for Summary Judgment against the DGP on October 23, 2002.

On April 2, 2003, the bankruptcy trustee drafted a motion to sell the DGP’s interest in Logan, to an Ohio non-profit organization.  As a condition of the sale, the non-profit would restore or replenish the assets that were misappropriated by the Logan DGP.  An Objection to the Trustee’s Motion was filed by the Investor Partnership on April 21, 2003.

Item 2. Management’s Discussion and Analysis

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Assisted Housing Fund L.P. I (AHF), the Investor Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Investor Partnership believes the forward-looking statements are based on reasonable assumptions, the Investor Partnership can give no assurance that their expectations will be attained.  Actual results and the timing of certain events could differ materially from those projected or contemplated by the forward-looking statements due to a number of factors including, without limitation, occupancy levels, the outcome of legal proceeding regarding the Logan DGP, general economic and real estate conditions and interest rates.

Occupancy levels at the Property Partnerships are one of the key operating factors for the Property Partnerships. The overall occupancy level for the quarter ending March 31, 2003 was 95% as compared to 96% for the same period of 2002. Three of the properties experienced a decline in occupancy levels from December 31, 2002 to March 31, 2003. The lowest occupancy level at March 31, 2003 was 88%.

Results of Operations

For the Investor Partnership and its subsidiary Property Partnerships, the consolidated net loss was ($195,744) and ($145,309) for the quarters ended March 31, 2003 and 2002, respectively.  The net loss experienced in the first quarter of 2003 was 35% higher than that recorded in the first quarter of 2002. Net loss before depreciation was ($64,571) and ($9,139) for the quarters ended March 31, 2003 and 2002, with depreciation expense of $131,173 and $136,170, respectively.

Revenue totaled $463,387 for the first quarter of 2003, an 8% increase over the $428,485 recorded in the same period of 2002. The revenue increase was primarily due to rent level increases. Overall operating expenses increased by 6% in the first quarter of 2003 as compared with the same period of 2002.  As has been the experience since the September 11, 2001 tragedy, insurance premiums continue to rise.  The insurance and property tax expense category rose faster than any other operating expense category during the first quarter of 2003.  Loss from rental operations amounted to ($147,614) and ($148,309) for the first quarter of 2003 and 2002, respectively.

In the first quarter of 2003 non-operating expense increased $51,130 over first quarter of 2002.  These expenses included audit and accounting fees related to the Investor Partnership.  In 2002, audit and accounting expenses were recorded in the second quarter.  Additionally, in the first quarter of 2003 the Investor Partnership paid approximately $7,500 related to audit fees for five of the Property Partnerships.  These particular Property Partnerships, because of their small number of dwelling units, are not required by U.S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS) to have audited financial statements.   In support of the new reporting and controls requirements of the Sarbanes-Oxley Act of 2002, the Investor Partnership now requires audited financial statements for all Property Partnerships.

Liquidity, Capital Resources, and Regulatory Compliance

At March 31, 2003, the Investor Partnership’s operating cash amounted to $21,548 and the Property Partnerships’ operating cash totaled $126,482 for a combined total of $148,030.  At March 31, 2002, the cash balance of

$166,278 included $27,368 in Investor Partnership cash and $138,910 in operating cash accounts of the Property Partnerships.

Consolidated operational cash flows for the first quarter of 2003 totaled ($21,221) compared to a ($2,786) in the same period of 2002.  Achieving positive cash flows continues to be a problem at several of the Property Partnerships.  For the three months ended March 31, 2003, six properties generated positive cash flow. For the five that generated negative cash flow, the deficits were funded from rental operating cash and authorized reserve account withdrawals. The Investor Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships.

At March 31, 2003, Logan Apartments Company Limited Partnership’s (Logan) tenant security deposit account was under funded by $3,418.  Additionally, Logan was approximately $27,000 in arrears in property taxes at the end of the first quarter 2003.  While both of these liquidity matters are violations of RHS regulations, RHS has taken no action against Logan.  Further actions taken by a Logan DGP in 2000 and 2001 that led to certain other violations of RHS regulations are the subject of litigation and bankruptcy proceedings more fully described in Part II. Item 1. Legal Proceedings.

There are no additional acquisitions nor any dispositions planned.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

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

Item 4. Controls and Procedures

Within the ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Investor Partnership, including the President and the Principal Accounting Officer of the General Partner, of the effectiveness of the design and operation of the Investor Partnership’s disclosure and control procedures.  Based on that evaluation, the Investor Partnership’s management, including the President and the Principal Accounting Officer of the General Partner, concluded that the Investor Partnership’s disclosure controls and procedures were effective as of March 31, 2003.  There have been no significant changes in the Investor Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

Except for the disclosures, set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 1. Legal Proceedings

During 2001 and 2000, Arthur H. Winer (Winer), a Developer General Partner (DGP) of Logan, did not comply with RHS regulations regarding the handling of project cash. These instances of non-compliance were reported to the appropriate authorities during 2001. During 2001 and 2000, Winer made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, respectively. Further, it was discovered that project bank accounts, totaling $60,131 at December 31, 2002 have been pledged in violation of RHS regulations. As a result of Winer’s actions, RHS issued a Letter of Acceleration on August 29, 2001. RHS suspended further proceedings on October 11, 2001, based on preliminary agreements reached with the Logan’s other DGPs and the Logan property management agent.

On February 19, 2002, Winer filed a Petition in Bankruptcy in the U.S. Bankruptcy Court for the Southern District of West Virginia, in Charleston, WV, under Chapter 7 of the U.S. Bankruptcy Code. As of the date of filing of the Petition in Bankruptcy, the “automatic stay” under the Bankruptcy Code went into effect and all actions to collect debts of Winer were precluded, absent approval of the U.S. Bankruptcy Court. Among these debts were those previously mentioned unauthorized withdrawals of project cash and pledging of project bank accounts which Winer improperly used for personal business.

On May 22, 2002 Murphey Favre Properties, Inc., General Partner of AHF, retained outside bankruptcy counsel to represent it, on behalf of Logan, in the previously mentioned bankruptcy action and to prepare and file  a Proof of Claim.   Additionally, outside counsel was engaged to register with the Bankruptcy Court a creditor’s claim for Logan debts which arose from Winer removing funds from various Logan reserve and other bank accounts.  A Complaint to Determine Dischargeability of Debt and for Judgment was prepared and filed on behalf of Logan on May 31, 2002.   In this Complaint Logan sought to obtain a Court Order to protect the Logan Creditor’s claim for Logan debt from being dischargable as part of Winer’s bankruptcy action and to obtain a judgment against Winer for the amount of the creditor’s claim. Winer filed an Answer to Complaint to Determine Dischargeability of Debt on or about June 17, 2002.

On or about January 7, 2003 the U.S. Trustee in the Winer personal bankruptcy filed a Trustee’s Motion to Sell Personal Property Free and Clear of All Liens and Encumbrances and to Allow Expenses (Trustee’s Motion).  The Trustee’s Motion seeks to sell Winer’s partnership interest in Logan among other personal assets of Winer, free and clear of all liens and encumbrances which may currently attach to them, to Buckeye Community Hope Foundation, an Ohio non-profit corporation (Buckeye).  AHF has prepared and filed an Objection to the Trustee’s Motion.

On February 5, 2003 the deposition of Winer was taken in Charleston, WV by local bankruptcy counsel for AHF as a part of his personal bankruptcy and its related Adversary Proceeding. As a result of admissions made by Winer in his deposition, a Motion for Summary Judgment (SJ Motion) against him, which had been filed previously by AHF, was modified in the form of a Supplement dated March 7, 2003.  A Response to the SJ Motion was filed by Winer on March 31, 2003 (Response) contesting the SJ Motion.  A hearing date on the SJ Motion has not yet been set by the Bankruptcy Court in WV.  Trial in the Adversary Proceeding was previously scheduled for April 11, 2003 but was continued indefinitely pending Court-mandated additional briefing on issues arising under the SJ Motion and the Response to it.  The required additional briefing was filed on April 30, 2003.

On March 7, 2003 a letter was issued by Buckeye in which it offered to acquire from the Winer bankruptcy estate, among other assets, Winer’s partnership interest in Logan under certain conditions.

On April 21, 2003 the Investor Partnership sent a letter to Thomas Runquist (Runquist) and Rural Housing Corporation (RHC), who are the other DGPs of Logan, in addition to Winer. The letter demanded that Runquist and RHC, who are jointly liable for the actions of the Logan DGP as a whole, reimburse Logan for its damages and costs sustained as a result of Winer’s improper actions. Also on April 21, 2003 an Objection to the Trustee’s Motion was filed by AHF.  The position of AHF is that the proposed terms of the Trustee’s Motion do not adequately compensate Logan for all losses sustained due to Winer’s improper actions.  A hearing on the Trustee’s Motion was scheduled for May 16, 2003, but was continued to a date to be set by the Court.  On May 1, 2003 a written response to the demand letter was received from counsel for Runquist and RHC.  It acknowledged the demand but declined currently to reimburse Logan for Winer’s improper actions.  AHF will reply to the Runquist/RHC response letter.

Item 6.  Exhibits and Reports on Form 8-K

a.)                                   Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description
99(a)	Certification of the President of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith).
99(b)	Certification of the Principal Accounting Officer of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and on the date indicated.

ASSISTED HOUSING FUND L.P. I

Registrant

By:	Murphey Favre Properties, Inc.
Its General Partner

By:	/s/ Robert K. Stump	Date:	May 14, 2003
Robert K. Stump
Its President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
Its General Partner

By:	/s/ Brett J. Atkinson	Date:	May 14, 2003
Brett J. Atkinson
Its Treasurer, Principal Accounting Officer

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

	By:	/s/ ROBERT K. STUMP
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

	By:	/s/ BRETT J. ATKINSON
Brett J. Atkinson Treasurer Principal Accounting Officer