Form 10-Q
period 2003-06-30
ASSISTED HOUSING FUND LP I
filed 2003-08-14
CIK 825535

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Item 1. Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,028,793	$16,018,401
Accumulated depreciation	(8,221,471)	(7,959,382)
	7,807,322	8,059,019
Land	723,111	723,111
	8,530,433	8,782,130
Cash:
Rental operation	144,226	138,910
Partnership	16,514	27,368
	160,740	166,278

Restricted deposits:
Tenant trust - security deposits	117,243	119,646
Reserve accounts	597,127	651,193
	714,370	770,839
Other assets:
Accounts receivable	39,957	39,779
Accounts receivable - DGPs	24,079	24,079
Prepaid expenses	21,023	19,115
	85,059	82,973
TOTAL ASSETS	$9,490,602	$9,802,220

LIABILITIES

Mortgage notes payable	$12,239,311	$12,257,788
Accounts payable	256,275	259,338
Due to affiliates	792,518	740,768
Accrued liabilities	117,593	111,491
Security deposits payable	118,531	120,483
TOTAL LIABILITIES	13,524,228	13,489,868

Minority interests in property partnerships	372,457	388,449

PARTNERS’ DEFICIT
Limited partners	(4,330,815)	(4,004,129)
General partner	(75,268)	(71,968)
	(4,406,083)	(4,076,097)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$9,490,602	$9,802,220

See Accompanying Notes to Consolidated Financial Statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Rent	$431,689	$424,604	$880,642	$840,425
Miscellaneous	14,254	20,944	28,688	33,607
	445,943	445,548	909,330	874,032
Rental operating expenses:
Repairs and maintenance	113,208	78,189	202,999	176,162
Utilities	85,677	76,785	171,151	162,121
General and operating	92,975	110,024	221,064	226,293
Taxes and insurance	76,372	113,550	176,552	178,791
Interest	82,427	68,717	158,721	144,521
Depreciation	130,916	136,944	262,089	273,114
	581,575	584,209	1,192,576	1,161,002
Loss from rental operations	(135,632)	(138,661)	(283,246)	(286,970)

Other income (expense):
Interest earned on partnership cash	19	25	38	55
Minority interest in operations	6,638	6,668	13,397	13,442
General and administrative	(5,267)	(35,406)	(60,175)	(39,210)
	1,390	(28,713)	(46,740)	(25,713)

Net loss	$(134,242)	$(167,374)	$(329,986)	$(312,683)

Net loss per unit of limited partnership interest (703 units)	$(191)	$(238)	$(469)	$(445)

See Accompanying Notes to Consolidated Financial Statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:

Net loss	$(329,986)	$(312,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	262,089	273,114
Minority interests in operations	(15,992)	(13,442)
Changes in certain assets and liabilities:
Accounts receivable	(178)	(18,598)
Prepaid expenses	(1,908)	41
Accounts payable	(3,063)	7,920
Due to affiliates	51,750	41,797
Accrued liabilities	6,102	5,568
Tenant security deposits	451	1,090

Net cash used in operating activities	(30,735)	(15,193)

Cash flows from investing activities:
Purchase of depreciable property	(10,392)	(5,980)
Decrease in reserve deposits	54,066	5,539

Net cash provided by (used in) investing activities	43,674	(441)

Cash flows from financing activities:
Mortgage principal payments	(18,477)	(17,859)

Net cash used in financing activities	(18,477)	(17,859)

Net decrease in cash	(5,538)	(33,493)
Cash - beginning of year	166,278	199,668

Cash - end of period	$160,740	$166,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$158,721	$144,521

See Accompanying Notes to Consolidated Financial Statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Assisted Housing Fund L.P. I (the Investor Partnership).  The Investor Partnership’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America.  The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.  The interim financial information should be read in conjunction with Assisted Housing Fund L.P. I’s 2002 Annual Report on Form 10-K.  Certain prior period amounts have been reclassified to conform to current period classifications.

Note 2: Transactions with Affiliates

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships, as defined in critical accounting policies, have paid or accrued the following amounts to certain affiliates:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Murphey Favre Properties (MFP) – partnership service fees	$3,750	$3,750

Developer General Partners (DGPs) and affiliates – property management fees	$49,071	$42,100

Property management fees are paid out of rental operations.  Partnership services fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash.

Under terms of the management service agreements, seven of the 11 Property Partnerships have affiliates of the DGPs which provide property management services for the rental properties.  These affiliates receive compensation for services in amounts approximating 8.8% of rental receipts.  Three of the rental properties are co-managed by affiliates of their DGPs.  These affiliates receive compensation for the services provided in amounts approximating 2.1% of rental receipts.

As of June 30, 2003 and December 31, 2002, related party payables consisted of the following:

	June 30, 2003	December 31, 2002
Advances from DGPs	$201,784	$201,784
Program management fees	326,726	326,726
Partnership services fees	63,750	60,000
Advances from MFP	199,283	151,283
Advances from affiliate of DGP	975	975
Total Related Party Payables	$792,518	$740,768

Advances from DGPs were  $201,784 at June 30, 2003 and December 31, 2002.  Terms of Rural Housing Services (RHS) loan agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balances at June 30, 2003 and December 31, 2002 include DGP interest-free advances of $152,107.  In addition, the balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits.  Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP of $326,726 represents amounts accrued through December 31, 1996.  No accruals have been recorded since that date.  Partnership services fees are also payable to MFP and reflect accruals through June 30, 2003 and December 31, 2002. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash.

During the six months ended June 2003 and the full year 2002, MFP advanced $48,000 and $48,284, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at June 30, 2003 and December 31, 2002 to $199,283 and $151,283, respectively.

The Investor Partnership maintains deposits in checking and money market accounts which aggregated $16,514 and $27,368 at June 30, 2003 and December 31, 2002, respectively.

Note 3: Cash in Reserve Accounts

The loan agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts, maintained as savings accounts, $127,196 annually until the reserve accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for specific purposes.  During the six months ended June 30, 2003, RHS approved the withdrawal of reserve funds at several of the Property Partnerships which resulted in a net decrease of $54,066 in the restricted deposit reserve accounts.

Note 4: Mortgage Notes Payable

The mortgage notes are payable to RHS in monthly installments totaling $26,959.  In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits totaling $69,129, which reduce the interest rates stated in the mortgage notes to effective rates of one percent over the lives of the mortgages.  Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS’s Predetermined Amortization Schedule System.  The mortgage notes mature May, 2039 through March, 2040.  Substantially all of the rental property and equipment is pledged as collateral on the mortgages.  No partner is individually liable on the mortgage notes.

The mortgage notes are regulated by the U.S. Government; there is no public or private market for the mortgage notes. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value, and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2003 (1)	$23,277
2004	46,132
2005	50,465
2006	55,205
2007	60,392
Thereafter	12,003,840
$12,239,311

(1)  For the remaining 6 months

Note 5: Guarantees

Each of the DGPs has made a guarantee to the respective Property Partnership that they will compensate the Investor Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit.  Through June 30, 2003 no payments have been made under these guarantees.

Note 6: Contingencies and Subsequent Events

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to the general partner.  Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  As a consequence, management has elected to treat fees for years subsequent to 1996 as a contingent liability.  At June 30, 2003 and December 31, 2002, the contingent liability for program management fees totaled $447,102 and $372,585, respectively.

A DGP of Logan Apartments Company Limited Partnership, a Property Partnership, did not comply with RHS regulations regarding the handling of project cash during 2001 and 2000.  As a result, RHS issued a Letter of Acceleration on the mortgage note on August 29, 2001.  The mortgage note had a balance of $985,926 on June 30, 2003.  This DGP filed a Chapter 7 Petition in Bankruptcy on February 19, 2002.  MFP, on behalf of the Investor Partnership, filed a Complaint to Determine Dischargability of Debt and for Judgment on May 31, 2002 and a Motion for Summary Judgment against the DGP on October 23, 2002.  On April 2, 2003, the bankruptcy trustee drafted a motion to sell the DGP’s interest in Logan, to an Ohio non-profit organization.  As a condition of the sale, the non-profit would restore or replenish the assets that were misappropriated by the Logan DGP.  An Objection to the Trustee’s Motion was filed by the Investor Partnership on April 21, 2003.

These contingencies and subsequent events are described in greater detail in the Investor Partnership’s 2002 Annual Report on Form 10-K in Note 8 to the Consolidated Financial Statements - “Contingency and Subsequent Events” and “Part II – Other Information, Item 1. Legal Proceedings” of the Investor Partnership’s June 30, 2003 on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

Our Form 10-Q and other documents that we file with the Securities and Exchange Commission contain forward-looking statements.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  These statements speak only as of the date they are made.  We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.  There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.  These factors include:

•                  General business, economic and real estate conditions may significantly affect our earnings;

•                  Our ability to effectively manage or predict occupancy levels; could adversely affect our earnings.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Investor Partnership’s management, including the President and the Principal Accounting Officer of the General Partner, of the effectiveness of the design and operation of the Investor Partnership’s disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, the Investor Partnership’s management, including the President and the Principal Accounting Officer of the General Partner, concluded that the disclosure controls and procedures were effective.  There have been no significant changes in the Investor Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2003.

Principles of Consolidation:

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

Pacific Place Apartment Associates Limited Partnership (Pacific Place)

Cove Limited Dividend Housing Association Limited Partnership (Cove)

Washington Street Limited Dividend Housing Association Limited Partnership (Washington)

Fayette Hills Limited Partnership (Fayette).

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  Net losses allocable to the minority partners for the six months ended June 30, 2003 and the twelve months ended December 31, 2002 were $13,397 and $26,594, respectively.

The critical accounting policies are described in greater detail in the Investor Partnership’s 2002 Annual Report on Form 10-K in Note 1 to the Consolidated Financial Statements - “Nature of Business and Summary of Significant Accounting Policies.”

Results of Operations

For the Investor Partnership and its subsidiary Property Partnerships, the net loss decreased $33,132 and increased $17,303, or 20% and (6%) for the three and six months ended June 30, 2003, compared with the same periods in 2002.  Net loss before depreciation was $3,326 and $30,430 for the three months ended June 30, 2003 and 2002, with depreciation expense of $130,916 and $136,944, respectively.  Net loss before depreciation was $67,897 and $39,569 for the six months ended June 30, 2003 and 2002, with depreciation expense of $262,089 and $273,114, respectively.

Total revenue of $445,943 and $909,330 for the three and six months ended June 30, 2003 increased $395 and $35,298 compared with the same periods of 2002, respectively.  The year over year revenue increase was primarily due to rent level increases.  Overall operating expenses increased slightly for the three and six months ended June 30, 2003, as compared with the same periods of 2002.  Operating expenses increased primarily due to increased costs for repair and maintenance during the three and six months ended June 30, 2003.  Loss from rental operations was $135,632 and $283,246 for the three and six months ended June 30,2003, compared with $138,661 and $286,970 for the three and six months ended June 30, 2002.

Non-operating income increased $30,103 for the three months ended June 30, 2003, compared with the same period in 2002.  Non-operating expense increased $21,027 for the six months ended June 30, 2003 compared to the same period 2002.  The year to date expenses included audit and accounting fees related to the Investor Partnership.  In 2002, audit and accounting expenses were recorded in the second quarter.  Additionally, in the first quarter of 2003, the Investor Partnership paid approximately $7,500 related to audit fees for five of the Property Partnerships.  Previously additional audit procedures were done when the financial statements were consolidated at the partnership level.  These particular Property Partnerships, because of their small number of dwelling units, are not required by U.S. Department of Agriculture Rural Development Agency, through its RHS, to have audited financial statements.   In support of the new reporting and controls requirements of the Sarbanes-Oxley Act of 2002, the Investor Partnership now requires audited financial statements for all Property Partnerships.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis.  The principal sources of liquidity are from the parent holding company, Murphey Favre Properties, Inc.

At June 30, 2003, the Investor Partnership’s operating cash was $16,514 and the Property Partnerships’ operating cash totaled $144,226 for a combined total of $160,740.  At June 30, 2002, the cash balance of $166,175 included $27,624 in Investor Partnership cash and $139,351 in operating cash accounts of the Property Partnerships.

Net cash used in operating activities for the six months ended June 30, 2003 totaled $30,735, compared to $15,193 for the same period of 2002.  Achieving positive cash flows is an ongoing challenge for several of the Property Partnerships.  For the six months ended June 30, 2003, only three properties generated positive cash flow. For the eight that generated negative cash flow, the deficits were funded from rental operating cash and authorized reserve account withdrawals.  The Investor Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement.  Additionally, each Property Partnership is operated as an individual project and without any contractual arrangements of any kind between the Property Partnerships.

At June 30, 2003, Logan Apartments Company Limited Partnership’s (Logan) tenant security deposit account was underfunded by $3,536.  Additionally, Logan was approximately $27,000 in arrears in property taxes at June 30, 2003.  While both of these liquidity matters are violations of RHS regulations, RHS has taken no action against Logan.  Further actions taken by a Logan DGP in 2000 and 2001 that led to certain other violations of RHS regulations are the subject of litigation and bankruptcy proceedings, more fully described in Part II. Item 1. Legal Proceedings.

Market Risk Management

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

Item 1. Legal Proceedings

In 2001 and 2000, Arthur H. Winer (Winer), a DGP of Logan, did not comply with RHS regulations in handling project cash.  This non-compliance was reported to appropriate authorities in 2001.  Winer made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, for personal business. Further, project bank accounts, totaling $60,131 at December 31, 2002, were also pledged.  As a result, RHS issued a Letter of Acceleration on August 29, 2001. RHS suspended further proceedings on October 11, 2001, based on preliminary agreements reached with Logan’s other DGPs and the Logan property management agent.

On February 19, 2002, Winer filed a Chapter 7 Petition in Bankruptcy in the U.S. Bankruptcy Court for the Southern District of West Virginia, in Charleston, WV, triggering the “automatic stay” under the Bankruptcy Code, which precluded all actions to collect Winer debts, absent approval of the Bankruptcy Court, including the unauthorized withdrawals of project cash and pledging of project bank accounts mentioned above.  MFP, General Partner of the Investor Partnership, through outside bankruptcy counsel, and on behalf of Logan, filed a creditor’s claim against and also filed a Complaint to Determine Dischargeability of Debt and for Judgment to protect the claim for Logan debt from being dischargeable and to obtain a judgment against Winer for the amount of the creditor’s claim.  Winer filed an Answer to the Complaint contesting its assertions.  The U.S. Trustee filed a Motion to Sell Personal Property Free and Clear of All Liens and Encumbrances and to Allow Expenses (Trustee’s Motion) seeking, in part, to sell Winer’s partnership interest in Logan, free of all liens and encumbrances, to Buckeye Community Hope Foundation, an Ohio non-profit corporation (Buckeye).  The Investor Partnership initially prepared and filed an Objection to the Trustee’s Motion, but as result of further research and discussions, it will withdraw its Objection.  A hearing on the Trustee’s Motion was scheduled for May 16, 2003, but was continued to August 15, 2003.

The Investor Partnership also filed a Motion for Summary Judgment (SJ Motion) against Winer, which was later modified.  A Response to the SJ Motion was filed by Winer (Response) contesting the SJ Motion.  A hearing date on the SJ Motion has not yet been set by the Bankruptcy Court in WV.  Trial in the Adversary Proceeding was previously scheduled for April 11, 2003 but was continued indefinitely pending Court-mandated additional briefing (since filed) on issues arising under the SJ Motion and the Response.

The Investor Partnership also sent a demand letter to Thomas Runquist (Runquist) and Rural Housing Corporation (RHC), the other DGPs of Logan, requiring that Runquist and RHC, who are jointly liable for the actions of Winer, reimburse Logan for its damages and costs sustained as a result of Winer’s improper actions.  A written response to the demand letter was received from counsel for Runquist and RHC, acknowledging the demand but declining to reimburse Logan for Winer’s improper actions.  The Investor Partnership will reply to the Runquist/RHC response letter depending on the results of the hearing on the Trustee’s Motion.

We believe the claims by AHF and MFP are meritorious and that the cash balances of Logan will be restored as a result of these claims.  However, litigation and legal disputes are inherently uncertain.  We cannot guarantee that AHF or MFP will prevail in their efforts, if the cash balances of the Logan property will be restored or if any cash will be recovered.  Any cash shortfalls at Logan that will require replenishment by the Investor Partnership will have an adverse effect on its financial position.

Item 6.  Exhibits and Reports on Form 8-K

a.)                                   Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

31(a)	Certification of the President of the General Partner Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of the Principal Accounting Officer of the General Partner Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of the President of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32(b)	Certification of the Principal Accounting Officer of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and on the date indicated.

ASSISTED HOUSING FUND L.P. I
Registrant

By: Murphey Favre Properties, Inc.
General Partner

By:	/s/ Robert K. Stump	Date:	August 8, 2003
Robert K. Stump
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Brett J. Atkinson	Date:	August 8, 2003
Brett J. Atkinson
Treasurer and Principal Accounting Officer