Form 10-Q
period 2003-09-30
ASSISTED HOUSING FUND LP I
filed 2003-11-13
CIK 825535

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Item 1.  Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,036,506	$16,018,401
Accumulated depreciation	(8,361,375)	(7,959,382)
	7,675,131	8,059,019
Land	723,111	723,111
	8,398,242	8,782,130

Cash:
Rental operation	130,663	138,910
Partnership	12,639	27,368
	143,302	166,278

Restricted deposits:
Tenant trust - security deposits	116,765	119,646
Reserve accounts	580,725	651,193
	697,490	770,839

Other assets:
Accounts receivable	39,739	39,779
Accounts receivable - DGPs	24,079	24,079
Prepaid expenses	32,536	19,115
	96,354	82,973

TOTAL ASSETS	$9,335,388	$9,802,220

LIABILITIES
Mortgage notes payable	$12,226,526	$12,257,788
Accounts payable	246,049	259,338
Due to affiliates	796,635	740,768
Accrued liabilities	134,696	111,491
Security deposits payable	119,194	120,483
TOTAL LIABILITIES	13,523,100	13,489,868

Minority interests in property partnerships	365,711	388,449

PARTNERS’ DEFICIT
Limited partners	(4,476,681)	(4,004,129)
General partner	(76,742)	(71,968)
	(4,553,423)	(4,076,097)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$9,335,388	$9,802,220

See Accompanying Notes to Consolidated Financial Statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Rent	$424,818	$412,096	$1,305,460	$1,252,520
Miscellaneous	16,935	17,748	45,623	51,355
	441,753	429,844	1,351,083	1,303,875
Rental operating expenses:
Repairs and maintenance	104,321	102,037	307,319	278,200
Utilities	80,918	69,630	252,070	231,752
General and operating	93,882	94,764	314,947	321,057
Taxes and insurance	94,640	91,973	271,193	270,764
Interest	74,181	65,953	232,902	210,473
Depreciation	139,904	137,839	401,993	410,953
	587,846	562,196	1,780,424	1,723,199
Loss from rental operations	(146,093)	(132,352)	(429,341)	(419,324)

Other income (expense):
Interest earned on partnership cash	17	22	56	77
Minority interest in operations	6,746	6,605	20,143	20,047
General and administrative	(8,009)	(3,028)	(68,184)	(42,238)
	(1,246)	3,599	(47,985)	(22,114)

Net loss	$(147,339)	$(128,753)	$(477,326)	$(441,438)

Net loss per unit of limited partnership interest (703 units)	$(210)	$(183)	$(679)	$(628)

See Accompanying Notes to Consolidated Financial Statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(477,326)	$(441,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	401,993	410,953
Minority interests in operations	(22,738)	(20,104)
Changes in certain assets and liabilities:
Accounts receivable	40	(9,601)
Prepaid expenses	(13,421)	(13,025)
Accounts payable	(13,289)	(5,949)
Due to affiliates	55,867	53,908
Accrued liabilities	23,205	7,417
Tenant security deposits	1,592	2,839

Net cash used in operating activities	(44,077)	(15,000)

Cash flows from investing activities:
Purchase of depreciable property	(18,105)	(60,598)
Net decrease in reserve accounts deposits	70,468	65,971

Net cash provided by investing activities	52,363	5,373

Cash flows from financing activities:
Mortgage principal payments	(31,262)	(28,388)

Net cash used in financing activities	(31,262)	(28,388)

Net decrease in cash	(22,976)	(38,015)
Cash - beginning of year	166,278	199,668

Cash - end of period	$143,302	$161,653

Supplemental disclosure of cash flow information:
Cash paid for interest	$232,902	$210,473

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

Note 2: Transactions with Affiliates

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships, as defined in Critical Accounting Policies, have paid or accrued the following amounts to certain affiliates:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Murphey Favre Properties (MFP) – partnership service fees	$5,625	$5,625

Developer General Partners (DGPs) and affiliates – property management fees	$73,738	$64,711

Property management fees are paid out of rental operations.  Partnership service fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash.

Under terms of the management service agreements, seven of the eleven Property Partnerships have affiliates of the DGPs which provide property management services for the rental properties.  These affiliates receive compensation for services in amounts approximating 8.8% of rental receipts.  Three of the rental properties are co-managed by affiliates of their DGPs.  These affiliates receive compensation for the services provided in amounts approximating 2.1% of rental receipts.

As of September 30, 2003 and December 31, 2002, related party payables consisted of the following:

	September 30, 2003	December 31, 2002
Advances from DGPs	$201,784	$201,784
Program management fees	326,726	326,726
Partnership services fees	65,625	60,000
Advances from MFP	201,525	151,283
Advances from affiliate of DGP	975	975
Total Related Party Payables	$796,635	$740,768

Advances from DGPs were  $201,784 at September 30, 2003 and December 31, 2002.  Terms of Rural Housing Services (RHS) loan agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balances at September 30, 2003 and December 31, 2002 include DGP interest-free advances of $152,107.  In addition, the balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits.  Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP of $326,726 represents amounts accrued through December 31, 1996.  No accruals have been recorded since that date.  Partnership services fees are also payable to MFP and reflect accruals through September 30, 2003 and December 31, 2002. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash.

During the nine months ended September 2003 and the full year 2002, MFP advanced $50,242 and $48,284, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at September 30, 2003 and December 31, 2002 to $201,525 and $151,283, respectively.

The Investor Partnership maintains deposits in checking and money market accounts which aggregated $12,639 and $27,368 at September 30, 2003 and December 31, 2002, respectively.

Note 3: Cash in Reserve Accounts

The loan agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts, maintained as savings accounts, $127,196 annually until the reserve accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for specific purposes.  During the nine months ended September 30, 2003, RHS approved the withdrawal of reserve funds at several of the Property Partnerships which resulted in a net decrease of $70,468 in the restricted deposit reserve accounts.

Note 4: Mortgage Notes Payable

The mortgage notes are payable to RHS in monthly installments totaling $26,959.  In accordance with the provisions of the Interest Credit Agreements, RHS provides monthly interest credits totaling $69,129, which reduce the interest rates stated in the mortgage notes to effective rates of one percent, over the lives of the mortgages.  Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS’s Predetermined Amortization Schedule System.  The mortgage notes mature May, 2039 through March, 2040.  Substantially all of the rental property and equipment is pledged as collateral on the mortgages.  No partner is individually liable on the mortgage notes.

The mortgage notes are regulated by the U.S. Government; there is no public or private market for the mortgage notes. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2003 (1)	$10,492
2004	46,132
2005	50,465
2006	55,205
2007	60,392
Thereafter	12,003,840
$12,226,526

(1) For the remaining 3 months

Note 5: Guarantees

Each of the DGPs has made a guarantee to the respective Property Partnership that they will compensate the Investor Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit.  Through September 30, 2003 no payments have been made under these guarantees.

Note 6: Contingencies and Subsequent Events

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to the general partner.  Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  As a consequence, management has elected to treat fees for years subsequent to 1996 as a contingent liability.  At September 30, 2003 and December 31, 2002, the contingent liability for program management fees totaled $447,102 and $372,585, respectively.

A DGP of Logan Apartments Company Limited Partnership, a Property Partnership, did not comply with RHS regulations regarding the handling of project cash during 2001 and 2000.  As a result, RHS issued a Letter of Acceleration on the mortgage note on August 29, 2001.  The mortgage note had a balance of $985,124 on September 30, 2003.  This DGP filed a Chapter 7 Petition in Bankruptcy on February 19, 2002.  MFP, on behalf of the Investor Partnership, filed a Complaint to Determine Dischargability of Debt and for Judgment on May 31, 2002 and a Motion for Summary Judgment against the DGP on October 23, 2002.  On April 2, 2003, the bankruptcy trustee drafted a motion to sell the DGP’s interest in Logan to Buckeye Community Hope Foundation (Buckeye), an Ohio non-profit organization.  As a condition of the sale, the non-profit would restore or replenish the assets that were misappropriated by the Logan DGP.  An Objection to the Trustee’s Motion was filed by the Investor Partnership on April 21, 2003.

After analysis of the Trustee’s Motion To Sell the DGP’s interest in Logan to Buckeye and the details of Buckeye’s offer to purchase the DGP’s interest in Logan, the Investor Partnership withdrew its Objection to the Trustee’s Motion To Sell.  On September 23, 2003 (to be effective no earlier than October 3, 2003), the U.S. Bankruptcy Court (S.D. WV) signed an Order Granting Trustee’s Motion To Sell [Etc.] the DGP’s interest in Logan to Buckeye.  Upon completion of the sale (anticipated during the fourth quarter of 2003), Buckeye will become a DGP in Logan, and it will restore and replenish assets misappropriated by the former DGP.

These contingencies and subsequent events are described in greater detail in the Investor Partnership’s 2002 Annual Report on Form 10-K in Note 8 to the Consolidated Financial Statements - “Contingency and Subsequent Events” and “Part II – Other Information, Item 1. Legal Proceedings” of the Investor Partnership’s September 30, 2003 on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This quarterly report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  These statements speak only as of the date they are made.  We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.  There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.  These factors include:

•                  General business, economic and real estate conditions may significantly affect our earnings;

•                  Our ability to effectively manage or predict occupancy levels could adversely affect our earnings.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2003.

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

Pacific Place Apartment Associates Limited Partnership (Pacific Place)

Cove Limited Dividend Housing Association Limited Partnership (Cove)

Washington Street Limited Dividend Housing Association Limited Partnership (Washington)

Fayette Hills Limited Partnership (Fayette).

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  Net losses allocable to the minority partners for the nine months ended September 30, 2003 and the twelve months ended December 31, 2002 were $20,143 and $26,594, respectively.

The critical accounting policies are described in greater detail in the Investor Partnership’s 2002 Annual Report on Form 10-K in Note 1 to the Consolidated Financial Statements - “Nature of Business and Summary of Significant Accounting Policies.”

Results of Operations

For the Investor Partnership and its subsidiary Property Partnerships, the net loss increased $18,586 and $35,888, or (14%) and (8%) for the three and nine months ended September 30, 2003, compared with the same periods in 2002.  For the three months ended September 30, 2003, the net loss before depreciation was $7,435, compared with a net gain before depreciation of $9,086 for the three months ended September 30, 2002 with depreciation expense of $139,904 and $137,839, respectively.  Net loss before depreciation was $75,333 and $30,485 for the nine months ended September 30, 2003 and 2002, with depreciation expense of $401,993 and $410,953, respectively.

Total revenue of $441,753 and $1,351,083 for the three and nine months ended September 30, 2003 increased $11,909 and $47,208 compared with the same periods of 2002, respectively.  The year over year revenue increase was primarily due to rent level increases.  Overall operating expenses increased slightly for the three and nine months ended September 30, 2003, as compared with the same periods of 2002.  Operating expenses increased primarily due to increased costs for repair and maintenance during the three and nine months ended September 30, 2003.  Loss from rental operations was $146,093 and $429,341 for the three and nine months ended September 30, 2003, compared with $132,352 and $419,324 for the three and nine months ended September 30, 2002.

Non-operating expense of $1,246 increased $4,845 for the three months ended September 30, 2003, compared with non-operating income of $3,599 for the same period in 2002.  Non-operating expense increased $25,871 for the nine months ended September 30, 2003 compared to the same period 2002.  The year to date expenses included audit and accounting fees related to the Investor Partnership.  In 2002, audit and accounting expenses were recorded in the second quarter.  Additionally, in the first quarter of 2003, the Investor Partnership paid approximately $7,500 related to audit fees for five of the Property Partnerships.  Previously additional audit procedures were done when the financial statements were consolidated at the partnership level.  These particular Property Partnerships, because of their small number of dwelling units, are not required by U.S. Department of Agriculture Rural Development Agency, through its RHS, to have audited financial statements.   In support of the new reporting and controls requirements of the Sarbanes-Oxley Act of 2002, the Investor Partnership now requires audited financial statements for all Property Partnerships.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis.  The principal source of liquidity is from the parent holding company, Murphey Favre Properties, Inc.

At September 30, 2003, the Investor Partnership’s operating cash was $12,639 and the Property Partnerships’ operating cash totaled $130,663 for a combined total of $143,302.  At September 30, 2002, the cash balance of $161,653 included $31,688 in Investor Partnership cash and $129,965 in operating cash accounts of the Property Partnerships.

Net cash used in operating activities for the nine months ended September 30, 2003 totaled $44,077 compared to $15,000 for the same period of 2002.  Achieving positive cash flows is an ongoing challenge for several of the Property Partnerships.  For the nine months ended September 30, 2003, only four properties generated positive cash flow. For the seven that generated negative cash flow, the deficits were funded by authorized reserve account withdrawals.  The Investor Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement.  Additionally, each Property Partnership is operated as an individual project and without any contractual arrangements of any kind among the Property Partnerships.

At September 30, 2003, Logan Apartments Company Limited Partnership's (Logan’s) tenant security deposit account was underfunded by $3,897.  Additionally, Logan was approximately $27,000 in arrears in property taxes at September 30, 2003.  While both of these liquidity matters are violations of RHS regulations, RHS has taken no action against Logan.  Further actions taken by a Logan DGP in 2000 and 2001 that led to certain other violations of RHS regulations are the subject of litigation and bankruptcy proceedings, more fully described in Part II. Item 1. Legal Proceedings.

Market Risk Management

The management of the Investor Partnership does not believe that the operation of the Investor Partnership and the Property Partnerships are materially affected by interest rates or other financial market risks at this time.  In the event of a proposed future sale of any of the Property Partnerships’ properties, mortgage interest rates and availability of financing to potential buyers may have an impact on the selling opportunity.

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

On September 23, 2003 (to be effective no earlier than October 3, 2003), the U.S. Bankruptcy Court (S.D. WV) signed an Order Granting Trustee’s Motion To Sell [Etc.] the DGP’s interest in Logan to Buckeye.  Upon completion of the sale (anticipated during the fourth quarter of 2003), Buckeye will become a DGP in Logan and it will restore and replenish assets misappropriated by the former DGP (i.e., Winer).

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

The Investor Partnership also sent a demand letter to Thomas Runquist (Runquist) and Rural Housing Corporation (RHC), the other DGPs of Logan, requiring that Runquist and RHC, who are jointly liable for the actions of Winer, reimburse Logan for its damages and costs sustained as a result of Winer’s improper actions.  A written response to the demand letter was received from counsel for Runquist and RHC, acknowledging the demand but declining to reimburse Logan for Winer’s improper actions.  The Investor Partnership will reply to the Runquist/RHC response letter based on the results of the hearing on the Trustee’s Motion.

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

ASSISTED HOUSING FUND L.P. I
Registrant

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Robert K. Stump	Date:	November 12, 2003
Robert K. Stump
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Brett J. Atkinson	Date:	November 12, 2003
Brett J. Atkinson
Treasurer and Principal Accounting Officer