Form 10-K
period 2003-12-31
ASSISTED HOUSING FUND LP I
filed 2004-03-31
CIK 825535

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

ASSISTED HOUSING FUND L.P. I
(Exact name of registrant as specified in its charter)

Washington	91-1391150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 Fifth Avenue, Suite 1330 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 461-3128

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☒.

Documents Incorporated by Reference:

None

ASSISTED HOUSING FUND L.P. I

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

Assisted Housing Fund L.P. I (Investor Partnership) is a limited partnership formed on November 2, 1987 and organized under the laws of the State of Washington.

The Investor Partnership’s general partner is Murphey Favre Properties, Inc., (MFP), a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc.

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

The Investor Partnership invested, as a Limited Partner, in 11 limited partnerships (Property Partnerships) which developed, own, and operate residential apartment complexes located in various locations across the country.  Each apartment complex benefits from several forms of federal assistance programs and qualifies for low-income housing tax credits (Tax Credits) pursuant to Section 42 of the Internal Revenue Code (Code).  There are 336 partners in the Investor Partnership.

The investment objectives of the Investor Partnership include the following:

•                  provide limited partners with tax benefits from investing in the Investor Partnership in the form of low-income housing tax credits under Section 42 of the Code,

•                  preserve and protect the Investor Partnership capital, and

•                  realize long-term capital appreciation in the value of the properties upon the sale or refinancing of the Property Partnerships properties.

During the next year the properties will have completed the 15-year compliance period, thus eliminating the opportunity for an occurrence of a tax credit recapture event which may occur when there is a failure to comply with the requirements of the Internal Revenue Service.  As each property completes the compliance period, the Investor Partnership may explore opportunities to sell or refinance the properties within the guidelines allowed and permissions granted by the U.S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS), under its mortgage note agreements.  The sale of any properties will be determined individually on a case-by-case basis, and MFP cannot assure you that it will sell any of the properties, or if MFP does sell any of the properties, that the Investor Partnership will realize any meaningful profit as a result of the sale.

Property Partnerships

The Property Partnerships own rental properties consisting of apartment projects occupied by low- and moderate-income tenants.  Duration of leases for occupancy in the properties is generally 12 months.

The following table provides information regarding the Property Partnerships and their locations:

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

All of the projects owned by the respective Property Partnerships were financed and constructed under Section 515 of the National Housing Act, as amended, and are administered by RHS.  Under this RHS program, the Property Partnerships provide affordable housing to tenants subject to regulation by RHS as to rental charges and operating methods.  Lower rental charges to tenants are recovered by the respective Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the respective mortgages to 1 percent and a rental assistance program whereby RHS pays the respective Property Partnerships for a portion of qualified tenant rents.

Each Property Partnership has as its Developer General Partner (DGP), one or more individuals or an entity not affiliated with the Investor Partnership or MFP.  In accordance with the Property Partnership agreements under which such entities are organized, the Investor Partnership depends on the DGPs for the management of each Property Partnership.  See Management’s Discussion and Analysis of the Financial Condition and Results of Operations in Item 7 for additional information regarding the Property Partnerships.  As of December 31, 2003, the Property Partnerships and their DGPs were as follows:

Property Partnership		Developer General Partner

1.	Fairview Apartments Company Limited Partnership (Fairview)	Rural Housing Corporation

2.	Ionia Limited Dividend Housing Association Limited Partnership (Ionia)	Rural Housing Corporation

3.	Logan Apartments Company Limited Partnership (Logan)	Rural Housing Corporation Thomas R. Runquist Arthur H. Winer

4.	Rolling Brook II Limited Dividend Housing Association Limited Partnership (Rolling Brook)	Rural Housing Corporation

Property Partnership		Developer General Partner

5.	Wexford Manor Limited Dividend Housing Association Limited Partnership (Wexford)	Rural Housing Corporation

6.	Blue Heron Apartment Associates Limited Partnership (Blue Heron)	Dujardin Development Co.

7.	Glenwood Apartment Associates Limited Partnership (Glenwood)	Dujardin Development Co.

8.	Pacific Place Apartment Associates Limited Partnership (Pacific Place)	Dujardin Development Co.

9.	Cove Limited Dividend Housing Association Limited Partnership (Cove)	Kenneth & Lowell Werth

10.	Washington Street Limited Dividend Housing Association Limited Partnership (Washington)	Kenneth & Lowell Werth

11.	Fayette Hills Limited Partnership (Fayette)	LeRoy Eslinger and Douglas E. Pauley

A wholly-owned subsidiary of MFP, Murphey Favre Housing Managers, Inc. (MFHM), is a special limited partner of each Property Partnership and has certain approval rights over the actions of the DGPs of the Property Partnerships.

Regulatory Compliance and Liquidity

Each of the Property Partnerships has received an allocation of Tax Credits.  In general, the Tax Credit runs for ten years from the date the property is placed in service.  The required holding period (Compliance Period) of the properties is 15 years.  During these 15 years, the properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period.  Once a Property Partnership has become eligible for Tax Credits, it may lose such eligibility and suffer an event of recapture if its property fails to remain in compliance with the requirements.  To date, none of the Property Partnerships has suffered an event of recapture of Tax Credits. In addition, each of the properties must comply with the regulations of RHS to meet certain obligations of the mortgage notes held by RHS with respect to each of the properties.

In 2003, reserve account deposits of Fairview, Logan, Rolling Brook and Wexford fell short of the amounts required by RHS.  In addition, Logan was $10,150 in arrears for property taxes due in 2002 and $20,359 in arrears for property taxes due in 2003, which are violations of RHS regulations.  Cove had overdue property taxes amounting to $1,138 at December 31, 2002 but was current at December 31, 2003.  Those Property Partnerships were in violation of RHS requirements and mortgage loan covenants during the year.  As a result of violations of RHS regulations in 2000 and 2001, RHS issued a Letter of Acceleration on the mortgage note on the Logan property on August 29, 2001.  However, RHS suspended further proceedings on October 11, 2001, based on preliminary agreements reached with the Logan DGPs and the Logan property management agent.

During 2003, RHS did not take action against any of the Property Partnerships that were not in compliance with its regulations.  While RHS has not pursued any further action against Logan or initiated any action against Cove with respect to its property taxes, we cannot assure you that RHS will not take action against the Property

Partnerships which are not in compliance with applicable regulations.  This could result in acceleration of a Property Partnership’s mortgage note and ultimately in foreclosure on its property.  The foreclosure on any of the properties might result in the complete loss of that Property Partnership’s investment and might lead to a tax recapture event with respect to that property, which would have a material adverse effect on the financial condition of the Investor Partnership.

Each of the Property Partnerships tries to maintain compliance with all of the applicable regulations and each of those Property Partnerships that are not in compliance are taking steps to remedy their respective situations.  However, we cannot provide assurance that all of the Property Partnerships will remain in compliance with all applicable regulations.  Accordingly, we cannot assure you that RHS will not foreclose against any of the properties or that a tax recapture event with respect to any of the properties will not occur.

Item 2.  Properties

The Investor Partnership owns limited partnership interests in the 11 Property Partnerships which own and operate properties, all of which benefit from some form of federal assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.

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

For additional information regarding the properties of the Property Partnerships, please see Item 1.  Business—Property Partnerships.

Item 3.  Legal Proceedings

In 2001 and 2000, Arthur H. Winer (Winer), a DGP of Logan, did not comply with RHS regulations in handling project cash.  This non-compliance was reported to appropriate authorities in 2001.  Winer made multiple unauthorized withdrawals of project cash totaling $9,000 and $15,079, for personal business.  Further, project bank accounts, were also pledged.  As of December 31, 2003 and 2002, pledged funds totaled $ 61,146 and $ 60,131, respectively.  As a result, RHS issued a Letter of Acceleration on the mortgage note on the Logan property on August 29, 2001.  The mortgage note balance totaled $984,306 at December 31, 2003.  RHS suspended further proceedings on October 11, 2001, based on preliminary agreements reached with Logan’s other DGPs and the Logan property management agent.

On February 19, 2002, Winer filed a Chapter 7 Petition in Bankruptcy in the U.S. Bankruptcy Court for the Southern District of West Virginia, in Charleston, WV, triggering the “automatic stay” under the Bankruptcy Code, which precluded all actions to collect Winer debts, absent approval of the Bankruptcy Court, including the unauthorized withdrawals of project cash and pledging of project bank accounts mentioned above.  Among these debts are funds from Logan totaling approximately $84,000 (the Logan Debts), comprised of operating and reserve account funds of approximately $60,000, tenant security deposit funds of approximately $9,000, and other funds of approximately $15,000 that Winer used for personal business.  MFP, general partner of the Investor Partnership, through outside bankruptcy counsel, and on behalf of Logan, filed a creditor’s claim against and also filed a Complaint to Determine Dischargeability of Debt and for Judgment to protect the claim for Logan debt from being dischargeable and to obtain a judgment against Winer for the amount of the creditor’s claim.  Winer filed an Answer to the Complaint contesting its assertions.  The U.S. Trustee filed a Motion to Sell Personal Property Free and Clear of All Liens and Encumbrances and to Allow Expenses (Trustee’s Motion) seeking, in part, to sell Winer’s partnership interest in Logan, free of all liens and encumbrances, to Buckeye Community Hope Foundation, an Ohio non-profit corporation (Buckeye).  The Investor Partnership initially prepared and filed an

Objection to the Trustee’s Motion, but as result of further research and discussions, it withdrew its Objection.  A hearing on the Trustee’s Motion was scheduled for May 16, 2003, but was continued to August 15, 2003.

On September 23, 2003 (to be effective no earlier than October 3, 2003), the U.S. Bankruptcy Court (S.D. WV) signed an Order Granting Trustee’s Motion To Sell [Etc.] Winer’s interest in Logan to Buckeye.  Upon completion of the sale (anticipated during the second quarter of 2004), Buckeye will become a DGP in Logan and it will restore and replenish assets misappropriated by Winer.

The Investor Partnership also filed a Motion for Summary Judgment (SJ Motion) against Winer, which was later modified, asking the Court to decide the question of the non-dischargeability of Winer’s debt to MFP based on the pleadings and evidence currently before it.  No response to the Motion was received from the Petitioner.  The matter is pending awaiting the completion of the sale of Winer's interest in Logan to Buckeye.

The Investor Partnership also sent a demand letter to Thomas Runquist (Runquist) and Rural Housing Corporation (RHC), the other DGPs of Logan, requiring that Runquist and RHC, who are jointly liable for the actions of Winer, reimburse Logan for its damages and costs sustained as a result of Winer’s improper actions.  A written response to the demand letter was received from counsel for Runquist and RHC, acknowledging the demand but declining to reimburse Logan for Winer’s improper actions.  The Investor Partnership will reply to the Runquist/RHC response letter after completion of the sale of Winer's interests in Logan to Buckeye and Buckeye's replenishment of the assets of Logan taken by Winer.

We believe the claims by AHF and MFP are meritorious and that the cash balances of Logan will be restored as a result of these claims.  However, litigation and legal disputes are inherently uncertain.  We cannot guarantee that AHF or MFP will prevail in their efforts, if the cash balances of the Logan property will be restored or if any cash will be recovered.  Any cash shortfalls at Logan that will require replenishment by the Investor Partnership will have an adverse effect on its financial position.  However, we cannot assure you that we will be successful in these efforts, which could have an adverse effect on the Logan Property Partnership and, as a result, the Investor Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Securityholder Matters

The Registrant’s securities consist of 703 units of Limited Partnership Interest (Units), originally valued at $5,000 per unit.  There is no market for the Units, and it is not anticipated that any public market is likely to develop in the future.  The Units may only be sold, assigned, exchanged or otherwise transferred upon compliance with the terms of the Limited Partnership Agreement.  As of the date of filing of this report, the Partnership has 335 limited partners and one general partner.

The Partnership has not made any distributions to holders of the Units in 2001, 2002 and 2003 and does not anticipate making any significant distributions in the future.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/03	12/31/02	12/31/01	12/31/00	12/31/99
Rental Revenue	$1,722,508	$1,652,137	$1,608,923	$1,586,293	$1,540,441
Interest Revenue	7,300	13,752	17,860	25,085	24,068
Income (Loss)	(634,318)	(570,606)	(518,516)	(457,473)	(513,222)
Income (Loss) Per Limited Partnership Unit	(902)	(812)	(738)	(651)	(730)
Total Assets	9,188,337	9,802,220	10,410,686	10,933,585	11,431,980
Mortgage Notes Payable	$12,215,065	$12,257,788	$12,296,564	$12,287,154	$12,319,268

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This section contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are not historical facts and pertain to the Investor Partnership’s future operating results.  The Investor Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  These forward-looking statements include, but are not limited to, statements about the Investor Partnership’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are generally intended to identify forward-looking statements.

Forward-looking statements provide the Investor Partnership’s expectations or predictions of future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  These statements speak only as of the date they are made.  The Investor Partnership does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.  There are a number of factors, many of which are beyond the Investor Partnership’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.  Some of these factors are as follows:

•                  General business and economic and real estate conditions may significantly affect the Investor Partnership’s earnings;

•                  Our ability to effectively manage or predict occupancy levels could adversely affect our earnings.

Results of Operations

Occupancy levels at the Property Partnerships are monitored on a monthly basis and are one of the key operating factors for the Property Partnerships.   At December 31, 2003, three Property Partnerships were 100% occupied, six were in the 90% to 99% occupancy range, and two were in the 80% to 89% range.  There was no change from December 31, 2002 occupancy levels. The lowest occupancy level for both years was 88%.

On a consolidated basis for the Investor Partnership and its Property Partnerships, net loss for 2003, 2002 and 2001 totaled $634,318, $570,606 and $518,516, respectively.  The net loss experienced in 2003 was 11.2% higher than that recorded in 2002. The net loss for 2002 was 10.1 % greater than that of 2001.  Net loss before depreciation for 2003 was $28,477, while net income before depreciation for 2002 and 2001 was $29,878 and $70,293 with depreciation expense of $605,841, $600,484 and $589,439 in each of the same respective years.

Revenue totaled $1,797,354, $1,734,730 and $1,696,592 in 2003, 2002 and 2001, respectively.  The year-over-year revenue increase was 3.6% for 2003 and 2.2% for 2002.  During the years ended December 31, 2003, 2002 and 2001, rental assistance revenue from RHS totaled $617,092, $554,587 and $508,019 representing 36%, 34% and 32% of rent revenue, respectively.

Rental operating expenses for 2003, 2002 and 2001 were $2,379,192, $2,280,967 and $2,204,887, respectively, and represented year-over-year increases of 4.3% for 2003 and 3.5% for 2002.  In 2003, the expense category experiencing the largest increase was utilities which increased by approximately $49,458 or 17.03% over 2002.  This was due primarily to increase in water sewer and electric costs. Logan and Fayette had water leaks that contributed to the increase in costs that were discovered and repaired in 2003.  Insurance increased in both 2003 and 2002 reflecting higher insurance rates resulting from the September 11, 2001 tragedy.

Increasing losses from operations amounted to $581,838, $546,237 and $508,295 for 2003, 2002 and 2001, respectively, as operating expense growth outpaced revenue growth in the same periods.  There can be no assurances that these financial results will improve.  This combined with the liquidity issues at certain of the Property Partnerships (see Liquidity and Capital Resources) may affect the long term viability of the Property Partnerships.

Liquidity and Capital Resources

At December 31, 2003, the Investor Partnership’s operating cash totaled $5,700 and the Property Partnerships’ operating cash totaled $177,487 for a combined total of $183,187.  At December 31, 2002, the cash balance of $166,278 was comprised of $27,368 in the Investor Partnership and $138,910 in the operating accounts of the Property Partnerships.

The Investor Partnership’s primary source of cash is distributions received from the Property Partnerships.  In 2003, the Investor Partnership received cash distributions of $8,678 as compared to $10,746 in 2002.

Consolidated operational cash flows increased from $14,526 in 2002 to $43,466 in 2003.  Achieving positive operational cash flow continued to be an issue for a few of the Property Partnerships.  For 2003, two properties of the Property Partnerships recorded operational cash flow deficits compared with three properties in 2002.  Those properties with negative cash flows in 2003 were Fairview and Rolling Brook.  Seven of the 11 Property Partnerships experienced operating cash flows below those generated in 2002.

At December 31, 2003, Logan was $30,509 in arrears for property taxes due in 2003 and 2002.  While Cove and Washington Street made their required reserve deposits in 2003, they are cumulatively behind $88,635 and $9,844, respectively, on their required reserve account balances.  The Cove and Washington Street reserve account balances at December 31, 2003 total $21,449 and $30,991, respectively.  The Cove and Washington Street reserve account balances at December 31, 2003 may not be sufficient to fund necessary capital expenditures in the near and longer-term.

In violation of RHS regulations and mortgage loan covenants, the 2003 reserve account deposits of Fairview, Logan, Rolling Brook and Wexford fell short of the required amounts for the year.  At December 31, 2003, the total reserve deposit shortfall for the 11 Property Partnerships amounted to approximately $8,956.  During 2003 RHS did not take action against any of the Property Partnerships that were not in compliance.

The preceding description of unfavorable liquidity conditions at some of the Property Partnerships at December 31, 2003 may indicate future difficulty in meeting cash requirements and/or action by RHS which would be unfavorable to the continued operation of the Property Partnerships.  All of the Property Partnerships made the required loan principal and interest payments due on their mortgage notes.

While RHS has not pursued any further action against Logan or initiated any action with respect to its overdue property taxes, there can be no assurance that RHS will not take action against the Property Partnerships which are not in compliance with applicable regulations.  This could result in acceleration of a Property Partnership’s mortgage note and ultimately in foreclosure on its property.

With each of the properties having been in service for at least ten years, it is anticipated that funds will be required to maintain the condition of the properties at a level which will provide adequate living conditions to the current tenants and to attract future tenants, as well as maintain the value of the properties.  The funding for these expenditures must come from either operating cash flows or from authorized reserve account withdrawals.  There is no assurance that these sources will be adequate to meet the maintenance requirements of the properties.  Logan applied to Rural Development for a Work-out Plan and Proposed Rent Increase.  However, RHS rejected the work out plan and proposed rent increase based on the lack of proper property maintenance.

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

Additional restrictions include:

•                  properties cannot be sold without prior approval of RHS,

•                  properties cannot make more than an 8% cash distribution annually to its owner (as described in Note 5 in the accompanying notes to consolidated financial statements),

•                  and properties must remain under the low-income housing tax credit program for 15 years to avoid any recapture of the low-income housing tax credits.  The 15 year compliance period for each Property partnership will end in the next one to two years.

Furthermore, pursuant to RHS loan agreements, RHS may refuse prepayment of the loans and require the properties be used for the purpose of providing housing to eligible tenants for a minimum period of 20 years.

Inflation

Operating expenses and rental revenues of each property are subject to inflationary factors.  Low rates of inflation could result in rental revenues remaining constant or increasing at slower rates than in periods of high inflation.  High rates of inflation raise the operating expenses of the properties, and to the extent the increased operating expenses are not passed on to the tenants by rental increases, the properties’ operations could be adversely affected. During the three year period of 2001 through 2003 inflation has not been a significant factor for the Property Partnerships’ operations.

Tax Credits

At December 31, 2003, 2002 and 2001, tax credits equal to 0.06%, 0.06% and 0.22%, respectively, of the limited partners’ capital contributions have been generated.

Subsequent Events

No events occurred subsequent to December 31, 2003 that are required to be disclosed.  See “Item 3. Legal Proceedings”

 for events expected to occur in 2004.

Factors Affecting Results of Operations

The operation of the Property Partnerships will continue to be subject to competition from existing and future apartment complexes in the same geographical areas where their properties are located.  The successful operation of the Investor Partnership will depend on outside factors, most of which are beyond the control of the Investor Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the properties are located; real estate tax rates; operating expenses; energy costs and government regulations.  In addition, other risks inherent in real estate investment may influence the ultimate success of the Investor Partnership, including (1) possible reduction in rental incomes due to an inability to maintain high occupancy levels; (2) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in the real estate laws, including building codes; and (3) possible future adoption of rent control legislation which would not permit increased costs to be passed onto the tenants in the form of rent increases or which suppresses the ability of the Property Partnerships to generate positive operating cash flows.  Since all of the Property Partnerships benefit from some form of federal government assistance, the Investor Partnership is subject to the inherent risks in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases.  In addition, any Tax Credits allocated to limited partners of the Investor Partnership are subject to recapture to the extent that a Property Partnership or any portion thereof ceases to qualify for the Tax Credits.  Other changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Investor Partnership.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of Assisted Housing Fund L.P. I as of December 31, 2003, 2002 and 2001, together with the independent auditors’ reports thereon, are filed herewith in Part IV, Item 15 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Investor Partnership’s management, under the direction of the Investor Partnership’s President and Treasurer, has evaluated the effectiveness of the Investor Partnership’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Investor Partnership’s President and Treasurer have concluded that, as of the end of such period, the Investor Partnership’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Investor Partnership in the reports that it files or submits under the Securities Exchange Act of 1934.

The Investor Partnership reviews and evaluates the design and effectiveness of its disclosure controls and procedures on an ongoing basis and improves its controls and procedures over time and corrects any deficiencies that it may discover.  While the Investor Partnership believes the present design of its disclosure controls and procedures is effective, future events affecting the Investor Partnership’s business may cause it to modify its disclosure controls and procedures.

Internal Control Over Financial Reporting

There have not been any changes in Investor Partnership’s internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Investor Partnership’s internal control over financial reporting.

Critical Accounting Policies

The Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2003.

The critical accounting policies are described in greater detail in the Note 1 to the Consolidated Financial Statements – Nature of Business and Summary of Significant Accounting Policies.

PART III

Item 10. Directors and Executive Officers of the Registrant

MFP is the general partner of the Investor Partnership.  Assisted Housing Fund L.P.I. has no employees.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

General	Murphey Favre		(1)	100%
Partner’s	Properties, Inc.
Interest	Suite 1330
1301 Fifth Avenue
Seattle, WA 98101

(1) The General Partner’s interest is owned of record and beneficially by Murphey Favre Properties, Inc. Its capital interest as of December 31, 2003 is ($78,311).

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

Item 14. Principal Accounting Fees and Services

Total fees paid to our auditors’ firm were comprised of the following:

	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01
Audit Services	$42,500	$25,150	$20,152
Audit Related Services	6,000	6,302	2,000
Tax Compliance Services	5,000	5,000	5,000
Total	$53,500	$36,452	$27,152

PART IV

Item 15. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

(a)  1. The following consolidated financial statements of Assisted Housing Fund L.P. I and subsidiaries are incorporated by reference in Part II and are attached as pages 13 to 29.

Independent Auditor’s Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for each of the years ended December 31, 2003, 2002,and 2001

Consolidated Statements of Partners’ Equity (Deficit) for each of the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for each of the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for each of the years ended December 31, 2003, 2002 and 2001

2. Consolidated financial statement schedules

Independent Auditor’s Report on Schedules

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits:

3	Agreement of Limited Partnership Assisted Housing Fund L.P. I (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-11

4	Certification of Unit of Limited Partnership (incorporated by reference to Appendix C to the Registrant’s Registration Statement on Form S-11

31(a)	Certification of the President of the General Partner Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32(b)	Certification of the Principal Accounting Officer of the General Partner Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32(a)	Certificate of the President of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32(b)	Certificate of the Principal Accounting Officer of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)No reports on Form 8K were filed during 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

ASSISTED HOUSING FUND L.P. I

By:	Murphey Favre Properties, Inc.
Its General Partner

By:	/s/ Robert K. Stump
Robert K. Stump
Its President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

By:	Murphey Favre Properties, Inc.

By:	/s/ Brett J. Atkinson
Brett J. Atkinson
Its Treasurer, Principal Accounting Officer

By:	/s/ Edward S. Robertson
Edward S. Robertson
Its Director

By:	/s/ Catharine E. Killien
Catharine E. Killien
Its Director

By:	/s/ David G. Murphy
David G. Murphy
Its Director

ASSISTED HOUSING FUND L.P. I
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
INDEPENDENT AUDITOR’S REPORT

FOR THE YEARS ENDED DECEMBER 31,
2003, 2002, AND 2001

INDEPENDENT AUDITORS’ REPORT

Partners

Assisted Housing Fund L.P. I

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Housing Fund L.P. I and its subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Blume Loveridge & Co., PLLC
Blume Loveridge & Co., PLLC
Bellevue, Washington
March 25, 2004

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,055,005	$16,018,401
Accumulated depreciation	(8,565,223)	(7,959,382)
	7,489,782	8,059,019
Land	723,111	723,111
	8,212,893	8,782,130
Cash:
Rental operation (Note 5)	177,487	138,910
Partnership	5,700	27,368
	183,187	166,278
Restricted deposits:
Tenant trust - security deposits	122,048	119,646
Reserve accounts, partially pledged (Note 3)	598,343	651,193
	720,391	770,839
Other assets:
Accounts receivable	32,068	39,779
Accounts receivable - DGP (Note 2)	24,079	24,079
Prepaid expenses	15,719	19,115
	71,866	82,973
TOTAL ASSETS	$9,188,337	$9,802,220

LIABILITIES
Mortgage notes payable (Note 4)	$12,215,065	$12,257,788
Accounts payable	266,284	259,338
Due to affiliates (Note 2)	798,510	740,768
Accrued liabilities	141,530	111,491
Security deposits payable	115,974	120,483
TOTAL LIABILITIES	13,537,363	13,489,868

Commitments and contingencies (Note 6)

Minority interests in property partnerships	361,389	388,449

PARTNERS’ EQUITY (DEFICIT)
Limited partners	(4,632,104)	(4,004,129)
General partner	(78,311)	(71,968)
	(4,710,415)	(4,076,097)
TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$9,188,337	$9,802,220

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001

Revenue:
Rent	$1,722,508	$1,652,137	$1,608,923
Miscellaneous	74,846	82,593	87,669
	1,797,354	1,734,730	1,696,592

Rental operating expenses:
Repairs and maintenance	348,902	339,056	270,029
Utilities	339,954	290,497	303,978
General and operating	426,550	419,494	425,722
Taxes and insurance	349,903	317,002	297,713
Interest	308,042	314,434	318,006
Depreciation	605,841	600,484	589,439
	2,379,192	2,280,967	2,204,887
Loss from rental operations	(581,838)	(546,237)	(508,295)

Other income (expense):
Interest earned on partnership cash	57	96	335
Minority interest in operations	26,980	26,594	26,226
General and administrative	(79,517)	(51,059)	(36,782)
	(52,480)	(24,369)	(10,221)
Net loss	$(634,318)	$(570,606)	$(518,516)

Net loss per unit of limited partnership interest (703 units)	$(902)	$(812)	$(738)

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	Years Ended December 31, 2003, 2002 and 2001
	Limited Partners	General Partner	Total

Profit/loss percentage	99.0%	1.0%	100.0%

Balance - January 1, 2001	$(2,925,898)	$(61,077)	$(2,986,975)
Net income (loss) for 2001	(513,331)	(5,185)	(518,516)

Balance - December 31, 2001	(3,439,229)	(66,262)	(3,505,491)
Net income (loss) for 2002	(564,900)	(5,706)	(570,606)

Balance - December 31, 2002	$(4,004,129)	$(71,968)	$(4,076,097)
Net income (loss) for 2003	(627,975)	(6,343)	(634,318)

Balance - December 31, 2003	$(4,632,104)	$(78,311)	$(4,710,415)

See accompanying notes to consolidated financial statements.

20

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(634,318)	$(570,606)	$(518,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	605,841	600,484	589,439
Minority interests in operations	(26,980)	(26,594)	(26,226)
Changes in certain assets and liabilities:
Accounts receivable	7,711	(690)	(9,129)
Prepaid expenses	3,396	(6,110)	(3,881)
Accounts payable	6,946	(45,422)	567
Due to affiliates	57,742	55,784	22,570
Accrued liabilities	30,039	8,767	(11,514)
Tenant security deposits	(6,911)	(1,087)	5,778

Net cash provided by operating activities:	43,466	14,526	49,088

Cash flows from investing activities:
Purchase of depreciable property	(36,604)	(60,086)	(122,055)
Decrease in restricted deposits	52,850	51,041	35,743

Net cash provided (used) in investing activities:	16,246	(9,045)	(86,312)

Cash flows from financing activities:
Minority partners’ capital distributions	(80)	(95)	(81)
Loan proceeds			42,917
Mortgage principal payments	(42,723)	(38,776)	(33,507)

Net cash provided (used) in financing activities:	(42,803)	(38,871)	9,329

Net increase (decrease) in cash	16,909	(33,390)	(27,895)

Cash - beginning of year	166,278	199,668	227,563

Cash - end of year	$183,187	$166,278	$199,668

Supplemental disclosure of cash flow information:
Cash paid for interest	$319,338	$315,517	$314,617

See accompanying notes to consolidated financial statements.

21

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Assisted Housing Fund L.P. I (the Investor Partnership) is a limited partnership which was organized November 2, 1987 under the laws of the state of Washington to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project.  The Investor Partnership’s General Partner is Murphey Favre Properties, Inc. (MFP), which is a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc.  At December 31, 2003, 336 partners held the 703 units of limited partnership interests outstanding.

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

During the years ended December 31, 2003, 2002 and 2001, rental revenue from RHS totaled $617,092, $554,877 and $508,019, representing 36%, 34% and 32% of rent revenue, respectively.

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

Pacific Place Apartment Associates Limited Partnership (Pacific Place)

Cove Limited Dividend Housing Association Limited Partnership (Cove)

Washington Street Limited Dividend Housing Association Limited Partnership (Washington)

Fayette Hills Limited Partnership (Fayette)

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  For the years ended December 31, 2003, 2002 and 2001, net losses allocable to the minority partners were $26,980, $26,594 and $26,226, respectively.

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

Cash Equivalents

For purposes of the statement of cash flows, the Investor Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2003 and 2002, there were no cash equivalents.

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

Note 2 – Transactions with Affiliates

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Years Ended December 31,
	2003	2002	2001
Murphey Favre Properties, Inc. – partnership service fees	$7,500	$7,500	$7,500
Developer general partners and affiliates – property management fees	95,687	96,431	95,718
Partnership management fees	2,515	2,684	1,765
Property management fees payable at 12/31	4,580	5,610	15,812

Property management fees are paid out of rental operations.  Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 5).

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

As of December 31, 2003 and 2002, related party payables consisted of the following:

	2003	2002
Advances from DGPs	$201,784	$201,784
Program management fees	326,726	326,726
Partnership services fees	67,500	60,000
Advances from MFP	201,525	151,283
Advances from affiliates of DGP	975	975
TOTAL	$798,510	$740,768

Advances from DGPs amounted to $201,784 at December 31, 2003. Terms of RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balance includes $152,107 of such advances at December 31, 2003 and 2002.  In addition, the balance includes DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP amounted to $326,726 and represent amounts accrued through December 31, 1996.  No accruals have been recorded since that date (see Note 6).  Partnership services fees are also payable to MFP and reflect accruals through December 31, 2003 and 2002.  Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 5).

During 2003 and 2002, MFP advanced $50,242 and $48,284, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at December 31, 2003 and 2002 to $201,525 and $151,283, respectively.

An affiliate of one of the DGPs advanced $975 to the Property Partnership of the DGP. Advances made to one of the DGP’s during 2001 totaled $9,000.  During 2000, advances to this same DGP totaled $15,079 (see Note 8).

The Investor Partnership maintains deposits with WMB in certain checking and money market accounts which aggregated $5,700 and $27,368 at December 31, 2003 and 2002, respectively.  Interest earned on such deposits totaled $57, $96, and $335 during the years ended December 31, 2003, 2002 and 2001, respectively.

Note 3 – Cash in Reserve Accounts

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit $127,196 annually into separate reserve accounts until the accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for various purposes, as further described in the Loan Agreements.  Seven of the 11 Property Partnerships were in compliance with the minimum annual funding requirements as set forth by RHS for the year ended December 31, 2003, and 8 of the 11 Property Partnerships were in compliance with RHS minimum annual funding requirements for the year ended December 31, 2002.  During 2003 reserve withdrawals were made at 11 of the 11 Property Partnerships and 9 of the Property Partnerships were in compliance with RHS requirements. In 2002 reserve withdrawals were made at ten of the 11 Property Partnerships and were in compliance with RHS requirements.  The Logan DGP has pledged a portion of the Logan Reserves for his own use in violation of the Loan Agreement (see Note 6)

Note 4 – Mortgage Notes Payable

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

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2004	$46,197
2005	50,535
2006	55,281
2007	59,803
2008	66,159
2009 – and later years	11,937,090

$12,215,065

At December 31, 2003, Logan, Wexford, Rolling Brook II and Fairview were in non compliance with funding their reserve deposits.  Although Wexford, Rolling Brook II and Fairview reserve balance totals are in compliance, the loan covenants state that annual deposits will be made.  At the time of this filing, no notice has been received from the mortgage holder

Additionally, Logan received a Letter of Acceleration of the Loan Account in 2001, although further proceedings were suspended in 2001 and have not been resumed.  In addition, Logan's real estate taxes totaling $30,509 were deliguent at December 31, 2003 which is a violation of the loan agreement.  At the time of this filing, no notice of default has been received regarding the delinquent real estate taxes.  The Logan mortgage note balance at December 31, 2003 and 2002 totaled $984,306 and $987,180, respectively.

Note 5 - Rental Operations Cash

RHS regulations limit the distribution of rental operation cash to a maximum of $38,090 annually.  Any distribution to the Investor Partnership from rental operation cash is to be made in accordance with the respective partnership agreements.  Whether or not a Property Partnership makes any limited distribution is based on the results of its own operations and is at the discretion of the DGP.

Note 6 – Guarantees and Contingencies

Guarantees

Each of the DGP’s has made a guarantee to the respective Property Partnership that they will compensate the Partnership in the event the actual low-income housing tax credit is less than 85% to 90% of the available credit. Through December 31, 2003, no payments have been made under these guarantee agreements.

Contingencies

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to MFP.  Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  Management has elected to treat fees for years subsequent to 1996 as a contingent liability.  At December 31, 2003 and 2002 the contingent liability for program management fees totaled $521,618 and $447,102, respectively.

As discussed in Note 2, the Logan DGP owes Logan $24,079 for advances not in compliance with RHS regulations.  In addition the Logan DGP Pledged Logan assets for his own use.  As of December 31, 2003 and 2002,  pledged funds totaled $61,146 and $60,131, respectively.  The Logan DGP is in the process of being replaced.  The replacement DGP is expected to restore the advances and pledged accounts to Logan in 2004 when the transfer is expected to occur.  Accordingly, no adjustment has been made to the carrying value of these assets.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES

Partners

Assisted Housing Fund L.P. I

Seattle, Washington

We have audited the consolidated financial statements of Assisted Housing Fund L.P. I and its subsidiaries, as of and for the years ended December 31, 2003, 2002 and 2001 listed under Item 15(a)1 hereof and have issued our report thereon dated March 25, 2004 (which report is incorporated by reference elsewhere in this Form 10-K).  In the course of our audits of such financial statements, we have also audited the schedules listed under Item 15(a)2 for the years ended December 31, 2003, 2002 and 2001. These schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, these schedules present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

/s/ Blume Loveridge & Co., PLLC
Blume Loveridge & Co., PLLC
Bellevue, Washington
March 25, 2004

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Year Ended December 31, 2003

COLUMN A	COLUMN B	COLUMN C			COLUMN D
					Costs Capitalized Subsequent to Acquisition
	Encumbrances	Initial Cost to Partnership
Description	Land		Buildings & Improvements	Personal Property
					Improvements
Fairview	$1,258,945	$55,413			$1,611,705

Ionia	703,526	24,000			937,578

Logan	984,306	55,129			1,220,097

Rolling Brook	738,233	35,000			929,706

Wexford	716,612	22,000			958,606

Blue Heron	1,451,229	248,569			2,008,436

Glenwood	1,420,623	145,000			1,788,187

Pacific Place	749,052	30,000			1,005,590

Cove	1,413,442	47,000			1,753,463

Washington	750,634	8,000			890,594

Fayette	2,028,463	53,000	1,779,270	40,800	686,733

AHF			444,240

Total	$12,215,064	$723,111	$2,223,510	$40,800	$13,790,695

ASSISTED HOUSING FUND L.P.1 AND SUBSIDIARIES

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

Year Ended December 31,2003

COLUMN A	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Gross Amount at Which Carried at End of Period
Description	Land	Buildings	Land Improvements and Personal Property.	Total	Accumulated Depreciation	Date of Construction/Placed in Service	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Fairview	$55,413	$1,418,319	193,386	$1,667,118	$861,525	13-Jun-90	Various	27.5/15/10/5

Ionia	24,000	817,506	120,072	$961,578	501,930	08-Aug-90	Various	27.5/15/7/5

Logan	55,129	1,022,974	197,123	$1,275,226	667,683	11-Jan-91	Various	27.5/15/10/5

Rolling Brook	35,000	794,263	135,443	$964,706	521,686	08-Mar-90	Various	27.5/15/10/7

Wexford	22,000	815,821	142,785	$980,606	533,519	21-Feb-90	Various	27.5/15/7/5

Blue Heron	248,569	1,890,967	117,469	$2,257,005	1,038,211	01-May-90	Various	27.5/10/5

Glenwood	145,000	1,701,975	86,212	$1,933,187	966,563	01-Apr-89	Various	27.5/10/7/5

Pacific Place	30,000	950,979	54,611	$1,035,590	538,052	01-May-89	Various	27.5/15/5

Cove	47,000	1,635,278	118,185	$1,800,463	912,890	01-Mar-90	Various	27.5/10/7/5

Washington	8,000	836,929	53,665	$898,594	463,283	01-Jan-90	Various	27.5/10

Fayette	53,000	2,347,661	159,142	$2,559,803	1,334,896	01-Dec-89	Various	27.5/19/15

AHF		444,240		$444,240	224,985		Various
Total	$723,111	$14,676,912	$1,378,093	$16,778,116	$8,565,223

ASSISTED HOUSING FUND L.P. AND SUBSIDIARIES

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

Year Ended December 31, 2003

REAL ESTATE	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Balance at beginning of period	$16,559,371	$16,681,425	$16,741,512
Additions during period:
Property acquisitions	107,175	52,727	36,604
Acquisitions through foreclosure	0	0	0
Other acquisitions	0	0	0
Improvements etc. (New Construction)	14,879	7,360	0
Other (Acquisition Cost)	0	0	0
	$16,681,425	$16,741,512	$16,778,116
Deductions during period:
Cost of real estate sold	0	0	0
Other - retired fixed assets	0	0	0
Balance at close of period	$16,681,425	$16,741,512	$16,778,116

ACCUMULATED	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Balance at beginning of period	$6,769,459	$7,358,898	$7,959,382

Existing property:	581,396	594,953	602,999
Depreciation on additions:
Property acquisitions	7,502	5,264	2,842
Acquisitions through foreclosure	0	0	0
Other acquisitions	0	0	0
Improvements etc. (New Construction)	541	267
Other (Acquisition Costs)	0	0	0
	$7,358,898	$7,959,382	$8,565,223
Depreciation on deductions:
Cost of real estate sold	0	0	0
Other - retired fixed assets	0	0	0
Balance at close of period	$7,358,898	$7,959,382	$8,565,223