Form 10-Q
period 2004-03-31
ASSISTED HOUSING FUND LP I
filed 2004-05-13
CIK 825535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

ASSISTED HOUSING FUND L.P. I

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	unaudited
ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,090,692	$16,055,005
Accumulated depreciation	(8,717,773)	(8,565,223)
	7,372,919	7,489,782
Land	723,111	723,111
	8,096,030	8,212,893
Cash:
Rental operation (Note 5)	159,760	177,487
Partnership	4,851	5,700
	164,611	183,187
Restricted deposits:
Tenant trust - security deposits	123,535	122,048
Reserve accounts, partially pledged (Note 3)	570,298	598,343
	693,833	720,391
Other assets:
Accounts receivable	40,386	32,068
Accounts receivable - DGP (Note 2)	24,079	24,079
Prepaid expenses	32,075	15,719
	96,540	71,866
TOTAL ASSETS	$9,051,014	$9,188,337

LIABILITIES
Mortgage notes payable (Note 4)	$12,203,888	$12,215,065
Accounts payable	326,016	266,284
Due to affiliates (Note 2)	858,641	798,510
Accrued liabilities	154,125	141,530
Security deposits payable	116,787	115,974
TOTAL LIABILITIES	13,659,457	13,537,363

Commitments and contingencies (Note 6)

Minority interests in property partnerships	354,061	361,389

PARTNERS’ EQUITY (DEFICIT)
Limited partners	(4,881,671)	(4,632,104)
General partner	(80,833)	(78,311)
	(4,962,504)	(4,710,415)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$9,051,014	$9,188,337

See accompanying notes to consolidated financial statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited

	Quarters ended March 31,
	2004	2003

Revenue:
Rent	$432,177	$448,953
Miscellaneous	11,946	14,434
	444,123	463,387

Rental operating expenses:
Repairs and maintenance	85,108	89,791
Utilities	91,977	85,474
General and operating	141,081	128,089
Taxes and insurance	99,846	100,180
Interest	77,254	76,294
Depreciation	152,550	131,173
	647,816	611,001
Loss from rental operations	(203,693)	(147,614)

Other income (expense):
Interest earned on partnership cash	1	19
Minority interest in operations	7,328	6,759
General and administrative	(55,725)	(54,908)
	(48,396)	(48,130)
Net loss	$(252,089)	$(195,744)

Net loss per unit of limited partnership interest (703 units)	$(359)	$(278)

See accompanying notes to consolidated financial statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited

	Quarters ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(252,089)	$(195,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	152,550	131,173
Minority interests in operations	(7,328)	(6,759)
Changes in certain assets and liabilities:
Accounts receivable	(8,318)	(3,355)
Prepaid expenses	(16,356)	(15,819)
Accounts payable	59,732	49,319
Due to affiliates	60,131	9,875
Accrued liabilities	12,595	8,960
Tenant security deposits	(674)	1,129

Net cash provided (used) in operating activities:	243	(21,221)

Cash flows from investing activities:
Purchase of depreciable property	(35,687)	(19,400)
Decrease in restricted deposits	28,045	32,586

Net cash provided (used) in investing activities:	(7,642)	13,186

Cash flows from financing activities:
Mortgage principal payments	(11,177)	(10,213)

Net cash used in financing activities:	(11,177)	(10,213)

Net decrease in cash	(18,576)	(18,248)

Cash - beginning of year	183,187	166,278

Cash - end of year	$164,611	$148,030

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,254	$76,294

See accompanying notes to consolidated financial statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2004

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with financial statements and notes thereto included with the Assisted Housing Fund L.P. I’s (the Investor Partnership) Form 10-K for the year ended December 31, 2003.  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Investor Partnership’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

Nature of Business

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

The Investor Partnership has invested as a limited partner in 11 Property Partnerships.  The developer of each apartment project serves as the Developer General Partner (DGP) of the respective Property Partnership.  The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington.  The apartment projects were financed and constructed under Section 515 of the National Housing Act, as amended (administered by U. S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS)).  Under this program, the Property Partnerships provide housing to low-and moderate-income tenants.  Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents.  Construction of the apartment projects began between June 1988 and May 1990 and rental operations began between April 1989 and January 1991.

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

The investment objectives of the Investor Partnership include the following:

•                  provide Limited Partners with tax benefits from investing in the Investor Partnership in the form of low-income housing tax credits under Section 42 of the Internal Review Code of 1986, as amended (the Code),

•                  preserve and protect the Investor Partnership capital, and

•                  realize long-term capital appreciation in the value of the properties upon the sale or refinancing of the properties or the Property Partnerships.

During 2004, the properties will have completed the 15-year compliance period, thus eliminating the opportunity for an occurrence of a tax credit recapture event which may occur when there is a failure to comply with the requirements of the Internal Revenue Service.  As each property completes the compliance period, the Investor Partnership may explore opportunities to sell or refinance the properties within the guidelines allowed and permissions granted by the U.S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS), under its mortgage note agreements.  The sale of any properties will be determined individually on a case-by-case basis, and MFP cannot assure you that it will sell any of the properties, or if MFP does sell any of the properties, that the Investor Partnership will realize any meaningful profit as a result of the sale.

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

Pacific Place Apartment Associates Limited Partnership (Pacific Place)

Cove Limited Dividend Housing Association Limited Partnership (Cove)

Washington Street Limited Dividend Housing Association Limited Partnership (Washington)

Fayette Hills Limited Partnership (Fayette).

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  Net losses allocable to the minority partners for the three months ended March 31, 2004 and the twelve months ended December 31, 2003 were $7,328 and $26,980, respectively.

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

Cash Equivalents

For purpose of reporting cash flows, the Investor Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2004 and December 31, 2003, there were no cash equivalents.

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

NOTE - 2  TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Quarter Ended March 31, 2004	Year Ended December 31, 2003
Murphey Favre Properties – partnership service fees	$1,875	$7,500

Developer general partners and affiliates – property management fees	$25,292	$95,687

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

As of March 31, 2004 and December 31, 2003, related party payables consisted of the following:

	Quarter Ended March 31, 2004	Year Ended December 31, 2003
Advances from DGPs	$201,784	$201,784
Program management fees	326,726	326,726
Partnership services fees	69,375	67,500
Advances from MFP	259,781	201,525
Advances from affiliate of DGP	975	975
	$858,641	$798,510

Advances from DGPs amounted to $201,784 at March 31, 2004 and December 31, 2003. Terms of RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balances at March 31, 2004 and December 31, 2003 include DGP interest-free advances of $152,107.  In addition, the balances include DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP amounted to $326,726 and represent amounts accrued through December 31, 1996.  No accruals have been recorded since that date (see Note 6).  Partnership services fees are also payable to MFP and reflect accruals through March 31, 2004 and December 31, 2003. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 5).

During the first quarter of 2004 and the full year 2003, MFP advanced $58,256 and $50,242, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at March 31, 2004 and December 31, 2003 to $259,781 and $201,525, respectively.

An affiliate of one of the DGPs advanced $975 to the Property Partnership of the DGP.  Advances made to one of the DGPs during 2001 totaled $9,000.  During 2000, advances to this same DGP totaled $15,079 (see Note 6).

The Investor Partnership maintains deposits with WMB in certain checking and money market accounts which aggregated $4,851 and $5,700 at March 31, 2004 and December 31, 2003, respectively.  Interest earned on such deposits totaled $1 and $57, for the quarter ended March 31, 2004 and the year ended December 31, 2003, respectively.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts $127,196 annually until the reserve accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for specific purposes. During the quarter ended March 31, 2004, RHS approved the withdrawal of reserve funds at several of the Property Partnerships resulting in a net decrease of $28,045 in the restricted deposit reserve accounts.

As of December 31, 3002, reserve funds pledged by the Logan DGP totaled $52,300 (see Note 6).

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

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2004 (for the remaining 9 months)	$35,020
2005	50,535
2006	55,281
2007	59,803
2008	66,159
Thereafter	11,937,090
$12,203,888

At December 31, 2003, Logan, Wexford, Rolling Brook II and Fairview were in non-compliance with funding their annual reserve deposits.  Although Wexford, Rolling Brook II and Fairview reserve balance totals are in compliance, the loan covenants states that annual deposits will be made.  At the time of this filing, no notice has been received from the mortgage holder

Additionally, Logan received a Letter of Acceleration of the Loan Account in 2001, although further proceedings were suspended in 2001 and have not been resumed.  In addition, real estate taxes totaling $30,509 were delinquent at December 31, 2003 which is a violation of the Loan Agreement.  At the time of this filing, no notice of default has been received regarding the delinquent real estate taxes.  The Logan mortgage note balance totaled $983,467 and $984,306 at March 31, 2004 and December 31, 2003, respectively.

NOTE 5 - RENTAL OPERATION CASH

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

NOTE 6 - CONTINGENCIES

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  As a consequence, management has elected to treat fees for years subsequent to 1996 as a contingent liability. At March 31, 2004 and December 31, 2003, the contingent liability for program management fees totaled $540,248 and $521,619 , respectively.

As discussed in Note 2, the Logan DGP owes Logan $24,079 for advances not in compliance with RHS regulations.  In addition, one of the Logan DGPs pledged Logan assets for his own use.  He later filed a petition in personal bankruptcy.  That Logan DGP is in the process of being replaced, with U.S. Bankruptcy Court approval of a transfer of that DGP’s ownership interest in Logan to a replacement DGP.  The replacement DGP is expected to restore the advances and pledged accounts to Logan in the second quarter of 2004 when the transfer of the ownership interests of the DGP in bankruptcy is expected to occur.  Accordingly, no adjustment has been made to the carrying value of these assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Assisted Housing Fund L.P. I (AHF) (the Investor Partnership) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Investor Partnership believes the forward-looking statements are based on reasonable assumptions, the Investor Partnership can give no assurance that their expectations will be attained.  Actual results and the timing of certain events could differ materially from those projected or contemplated by the forward-looking statements due to a number of factors including, without limitation, occupancy levels, the outcome of legal proceeding regarding the Logan DGP, general economic and real estate conditions and interest rates.

Occupancy levels at the Property Partnerships are one of the key operating factors for the Property Partnerships. The overall occupancy level for the quarter ending March 31, 2004 was 87% as compared to 95% for the same period of 2003. Eight of the properties experienced a decline in occupancy levels from December 31, 2003 to March 31, 2004. The lowest occupancy level at March 31, 2004 was 65%.

Results of Operations

For the Investor Partnership and its subsidiary Property Partnerships, the consolidated net loss was $252,089 and $195,744 for the quarters ended March 31, 2004 and 2003, respectively.  The net loss experienced in the first quarter of 2004 was 29% higher than that recorded in the first quarter of 2003. Net loss before depreciation was $99,540 and $64,571 for the quarters ended March 31, 2004 and 2003, with depreciation expense of $152,550 and $131,173, respectively.

Revenue totaled $444,123 for the first quarter of 2004, a 4% decrease over the $463,387 recorded in the same period of 2003. The revenue decrease was primarily due to higher vacancy rates. Overall operating expenses increased by 6% in the first quarter of 2004 as compared with the same period of 2003.  Loss from rental operations amounted to $203,693 and $147,614 for the first quarter of 2004 and 2003, respectively.

Liquidity, Capital Resources, and Regulatory Compliance

At March 31, 2004, the Investor Partnership’s operating cash amounted to $4,851 and the Property Partnerships’ operating cash totaled $159,760 for a combined total of $164,611.  At December 31, 2003, the cash balance of $183,187 included $5,700 in Investor Partnership cash and $177,487 in operating cash accounts of the Property Partnerships.

Consolidated operational cash flows for the first quarter of 2004 totaled $243 compared to a net operational cash flows used of $21,221 in the same period of 2003.  Achieving positive cash flows continues to be a problem at several of the Property Partnerships.  For the three months ended March 31, 2004, four properties generated positive cash flow. For the seven that generated negative cash flow, the deficits were funded from rental operating cash and authorized reserve account withdrawals. The Investor Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships.

At March 31, 2004, Logan Apartments Company Limited Partnership’s (Logan) was approximately $38,000 in arrears in property taxes.  While this liquidity matter is a violation of RHS regulations, RHS has taken no action against Logan.  Further actions taken by a Logan DGP in 2000 and 2001 that led to certain other violations of RHS regulations are the subject of litigation and bankruptcy proceedings, more fully described in Part II. Item 1. Legal Proceedings.

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

Item 4. Controls and Procedures

Within the ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Investor Partnership, including the President and the Principal Accounting Officer of the General Partner, of the effectiveness of the design and operation of the Investor Partnership’s disclosure and control procedures.  Based on that evaluation, the Investor Partnership’s management, including the President and the Principal Accounting Officer of the General Partner, concluded that the Investor Partnership’s disclosure controls and procedures were effective as of March 31, 2004.  There have been no significant changes in the Investor Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

Except for the disclosures, set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 1. Legal Proceedings

There have been no changes to the legal proceedings as disclosed in our most recent Form 10-K filed for the year ended December 31, 2003.

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

(b)  No reports on Form 8-K were filed during the quarterly period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and on the date indicated.

ASSISTED HOUSING FUND L.P. I

Registrant

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Robert K. Stump	Date:	May 14, 2004
Robert K. Stump
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Brett J. Atkinson	Date:	May 14, 2004
Brett J. Atkinson
Treasurer and Principal Accounting Officer