Form 10-Q
period 2004-06-30
ASSISTED HOUSING FUND LP I
filed 2004-08-16
CIK 825535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

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

ASSISTED HOUSING FUND L.P. I

FORM 10-Q

For the Six Months Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,090,692	$16,055,005
Accumulated depreciation	(8,868,221)	(8,565,223)
	7,222,471	7,489,782
Land	723,111	723,111
	7,945,582	8,212,893
Cash:
Rental operation (Note 5)	157,154	177,487
Partnership	14,032	5,700
	171,186	183,187
Restricted deposits:
Tenant trust - security deposits	120,761	122,048
Reserve accounts, partially pledged (Note 3)	561,810	598,343
	682,571	720,391
Other assets:
Accounts receivable	38,671	32,068
Accounts receivable - DGP (Note 2)	24,079	24,079
Prepaid expenses	19,429	15,719
	82,179	71,866
TOTAL ASSETS	$8,881,518	$9,188,337

LIABILITIES
Mortgage notes payable (Note 4)	$12,192,488	$12,215,065
Accounts payable	265,600	266,284
Due to affiliates (Note 2)	868,066	798,510
Accrued liabilities	178,476	141,530
Security deposits payable	113,175	115,974
TOTAL LIABILITIES	13,617,805	13,537,363

Commitments and contingencies (Note 6)

Minority interests in property partnerships	345,758	361,389

PARTNERS’ EQUITY (DEFICIT)
Limited partners	(5,000,017)	(4,632,104)
General partner	(82,028)	(78,311)
	(5,082,045)	(4,710,415)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$8,881,518	$9,188,337

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Rent	$438,089	$431,689	$870,266	$880,642
Miscellaneous	21,887	14,254	33,833	28,688
	459,976	445,943	904,099	909,330

Rental operating expenses:
Repairs and maintenance	85,767	113,208	170,875	202,999
Utilities	79,158	85,677	171,135	171,151
General and operating	101,937	92,975	243,018	221,064
Taxes and insurance	82,489	76,372	182,335	176,552
Interest	76,734	82,427	153,988	158,721
Depreciation	150,448	130,916	302,998	262,089
	576,533	581,575	1,224,349	1,192,576
Loss from rental operations	(116,557)	(135,632)	(320,250)	(283,246)

Other income (expense):
Interest earned on partnership cash	—	19	1	38
Minority interest in operations	6,440	6,638	13,768	13,397
General and administrative	(9,424)	(5,267)	(65,149)	(60,175)
	(2,984)	1,390	(51,380)	(46,740)
Net loss	$(119,541)	$(134,242)	$(371,630)	$(329,986)

Net loss per unit of limited partnership interest (703 units)	$(170)	$(191)	$(529)	$(469)

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(371,630)	$(329,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	302,998	262,089
Minority interests in operations	(15,631)	(15,992)
Changes in certain assets and liabilities:
Accounts receivable	(6,603)	(178)
Prepaid expenses	(3,710)	(1,908)
Accounts payable	(684)	(3,063)
Due to affiliates	69,556	51,750
Accrued liabilities	36,946	6,102
Tenant security deposits	(1,512)	451

Net cash provided (used) in operating activities:	9,730	(30,735)

Cash flows from investing activities:
Purchase of depreciable property	(35,687)	(10,392)
Decrease in reserve deposits	36,533	54,066

Net cash provided in investing activities	846	43,674

Cash flows from financing activities:
Mortgage principal payments	(22,577)	(18,477)

Net cash used in financing activities	(22,577)	(18,477)

Net decrease in cash	(12,001)	(5,538)

Cash - beginning of year	183,187	166,278

Cash - end of period	$171,186	$160,740

Supplemental disclosure of cash flow information:
Cash paid for interest	$153,988	$158,721

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2004

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

Nature of Business

Assisted Housing Fund L.P.I is a limited partnership which was organized November 2, 1987, under the laws of the state of Washington, to acquire limited partnership interests in other partnerships (the Property Partnerships), each of which has been organized to develop or purchase a low- or moderate-income apartment project.  The Investor Partnership’s General Partner is Murphey Favre Properties, Inc. (MFP), a wholly-owned subsidiary of Washington Mutual Bank (WMB), a wholly-owned subsidiary of Washington Mutual, Inc.  At December 31, 2003, 336 partners held the 703 units of limited partnership interests outstanding.

The Investor Partnership has invested as a limited partner in 11 Property Partnerships.  The developer of each apartment project serves as the Developer General Partner (DGP) of the respective Property Partnership. The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington.  The apartment projects were financed and constructed under Section 515 of the National Housing Act, as amended (administered by the U. S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS)). Under this program, the Property Partnerships provide housing to low-and moderate-income tenants.  Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and through a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents.  Construction of the apartment projects began between June 1988 and May 1990 and rental operations began between April 1989 and January 1991.

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

Pacific Place Apartment Associates Limited Partnership (Pacific Place)

Cove Limited Dividend Housing Association Limited Partnership (Cove)

Washington Street Limited Dividend Housing Association Limited Partnership (Washington)

Fayette Hills Limited Partnership (Fayette).

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  Net losses allocable to the minority partners for the six months ended June 30, 2004 and for the twelve months ended December 31, 2003 were $6,440 and $26,980, respectively.

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

Cash Equivalents

For purpose of reporting cash flows, the Investor Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2004 and December 31, 2003, there were no cash equivalents.

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

Reclassification

Certain amounts as previously presented have been reclassified to conform to the current year presentation.

NOTE - 2   TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Murphey Favre Properties – partnership service fees	$3,750	$3,750

Developer general partners and affiliates – property management fees	$49,782	$49,071

Property management fees are paid out of rental operations.  Partnership services fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 5).

Under terms of the management service agreements, seven of the 11 Property Partnerships have affiliates of the DGPs which provide management services for the rental properties. They receive compensation for such services in amounts approximating 9% of rental receipts. These affiliates receive compensation for the services provided in amounts approximating 2% of rental receipts.

As of June 30, 2004 and December 31, 2003, related party payables consisted of the following:

	June 30, 2004	December 31, 2003
Advances from DGPs	$201,784	$201, 784
Program management fees	326,726	326,726
Partnership services fees	71,250	67,500
Advances from MFP	267,331	201,525
Advances from affiliate of DGP	975	975
	$868,066	$798,510

Advances from DGPs amounted to $201,784 at June 30, 2004 and December 31, 2003. Terms of RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balances at June 30, 2004 and December 31, 2003 include DGP interest-free advances of $152,107.  In addition, the balances include non-interest bearing DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP amounted to $326,726 and represent amounts accrued through December 31, 1996.  No accruals have been recorded since that date (see Note 6).  Partnership services fees are also payable to MFP and reflect accruals through June 30, 2004 and December 31, 2003. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 5).

During the six months ended June 30 and the full year 2003, MFP advanced $65,806 and $50,242, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at June 30, 2004 and December 31, 2003 to $267,331 and $201,525, respectively.

An affiliate of one of the DGPs advanced $975 to the Property Partnership of the DGP.  Advances made to one of the DGPs during 2001 totaled $9,000.  During 2000, advances to this same DGP totaled $15,079 (see Note 6).

The Investor Partnership maintains deposits with WMB in certain checking and money market accounts which aggregated $14,032 and $5,700 at June 30, 2004 and December 31, 2003, respectively.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts $127,196 annually until the reserve accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for specific purposes. During the six months ended June 30, 2004, RHS approved the withdrawal of reserve funds at several of the Property Partnerships resulting in a net decrease of $36,533 in the restricted deposit reserve accounts.

As of June 30, 2004 and December 31, 2003, reserve funds pledged by the Logan DGP totaled $52,300 (see Note 6).

NOTE 4 - MORTGAGE NOTES PAYABLE

The mortgage notes are payable to RHS in monthly installments totaling $26,959.  In accordance with provisions of Interest Credit Agreements, RHS provides monthly interest credits totaling $69,129 which reduce the interest rates stated in the mortgage notes to effective rates of one (1) percent over the lives of the mortgages.  Amortization of principal is based on the stated rates of 8.75% to 10.75% under RHS’s Predetermined Amortization Schedule System (PASS).  The mortgage notes mature May 2039 through March 2040.  Substantially all of the rental property and equipment is pledged as collateral on the mortgages.  No partner is individually liable on the mortgage notes.

The mortgage notes are regulated by the U.S. Government; there is no public or private market for the mortgage notes. Accordingly, management has determined that users of the financial statements would derive no benefit from any estimate of fair value and performing such an analysis would not be practicable.

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2004 for the remaining 6 months	$23,620
2005	50,535
2006	55,281
2007	59,803
2008	66,159
Thereafter	11,937,090
$12,192,488

Logan received a Letter of Acceleration of the Loan Account in 2001; further proceedings were suspended in 2001 and have not been resumed.  In addition, real estate taxes totaling $57,637 were delinquent at June 30, 2004, which is a violation of the Loan Agreement.  At the time of this filing, no notice of default has been received regarding the delinquent real estate taxes.  The Logan mortgage note balance totaled $982,608 and $984,306 at June 30, 2004 and December 31, 2003, respectively.

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

NOTE 6 - CONTINGENCIES

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  As a consequence, management has elected to treat fees for years subsequent to 1996 as a contingent liability. At June 30, 2004 and December 31, 2003, the contingent liability for program management fees totaled $540,248 and $521,619, respectively.

As discussed in Note 2, the Logan DGP owes Logan $24,079 for advances not in compliance with RHS regulations.  In addition, one of the Logan DGPs pledged Logan assets for his own use (see Note 3).  He later filed a petition in personal bankruptcy.  That Logan DGP is in the process of being replaced, with U.S. Bankruptcy Court approval of a transfer of that DGPs ownership interest in Logan to a replacement DGP.  The replacement DGP is expected to restore the advances and pledged accounts to Logan in the third quarter of 2004 when the transfer is expected to occur.  Accordingly, no adjustment has been made to the carrying value of these assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Assisted Housing Fund L.P. I intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Investor Partnership believes the forward-looking statements are based on reasonable assumptions, the Investor Partnership can give no assurance that their expectations will be attained.  Actual results and the timing of certain events could differ materially from those projected or contemplated by the forward-looking statements due to a number of factors including, without limitation, occupancy levels, the outcome of legal proceeding regarding the Logan DGP, general economic and real estate conditions and interest rates.

Occupancy levels at the Property Partnerships are one of the key operating factors for the Property Partnerships. The overall occupancy level for the quarter ending June 30, 2004 was 91% as compared to 92% for the same period of 2003. Four of the properties experienced a decline in occupancy levels from March 31, 2004 to June 30, 2004. The lowest occupancy level for an individual Property Partnership at June 30, 2004 was 75%.

Results of Operations

For the Investor Partnership and its subsidiary Property Partnerships, net loss decreased $14,701 and increased $41,644 or 11% and (13%) for the three and six months ended June 30, 2004 compared with the same periods in 2003.  Net loss before depreciation was $68,632 and $67,897 for the six months ended June 30, 2004 and 2003, with depreciation expense of $302,998 and $262,089, respectively.

Total revenue of $459,976 and $904,099 for the three and six months ended June 30, 2004 increased $14,033 and decreased ($5,231) compared with the same periods in 2003, respectively. The Revenue decrease was primarily due to a high vacancy rate during the first quarter of 2004. Overall operating expenses decreased ($5,042) and increased $31,772 for the three and six months ended June 30, 2004, as compared with the same periods in 2003, respectively. Increases in general and administrative expenses were due to increased audit fees of $6,500 attributable to compliance testing related to the Sarbanes-Oxley Act of 2002 and an increase in on site salaries and benefits of $7,610. Repair and Maintenance expenses decreased $32,124 for six months ended June 30, 2004 compared to June 30, 2003. This is due to major repairs for last year’s storm damage at a couple of the properties..

Net loss from rental operations decreased $19,075 and increased ($37,004) or 14% and (13%) for the three and six months ended June 30, 2004, compared with the same periods in 2003.

Liquidity, Capital Resources, and Regulatory Compliance

At June 30, 2004, the Investor Partnership’s operating cash amounted to $14,032 and the Property Partnerships’ operating cash totaled $152,154 for a combined total of $171,186.  At December 31, 2003, the cash balance of $183,187 included $5,700 in Investor Partnership cash and $177,487 in operating cash accounts of the Property Partnerships.

Consolidated operational cash flows for six months ended June 30, 2004 totaled $9,730 compared to a net operational cash flow used of $30,735 in the same period of 2003.  Achieving positive cash flows continues to be a problem at several of the Property Partnerships.  For the six months ended June 30, 2004, six properties generated positive cash flow. For the five that generated negative cash flow, the deficits were funded from rental operating cash and authorized reserve account withdrawals. The Investor Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships.

At June 30, 2004, Logan Apartments Company Limited Partnership’s (Logan) was approximately $57,836 in arrears in property taxes.  While this liquidity matter is a violation of RHS regulations, RHS has taken no action against Logan.  Further actions taken by a Logan DGP in 2000 and 2001 that led to certain other violations of RHS regulations are the subject of litigation and bankruptcy proceedings, more fully described in Part II. Item 1. Legal Proceedings.

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

Item 4. Controls and Procedures

Within the ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Investor Partnership, including the President and the Principal Accounting Officer of the General Partner, of the effectiveness of the design and operation of the Investor Partnership’s disclosure and control procedures.  Based on that evaluation, the Investor Partnership’s management, including the President and the Principal Accounting Officer of the General Partner, concluded that the Investor Partnership’s disclosure controls and procedures were effective as of June 30, 2004.  There have been no significant changes in the Investor Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II. OTHER INFORMATION

Except for the disclosures, set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 1. Legal Proceedings

There have been no changes to the legal proceedings as disclosed in our most recent Form 10-K filed for the year ended December 31, 2003 except as follows:  a wholly-owned subsidiary of Buckeye Community Hope Foundation, namely, Logan Housing Partners, Inc., an Ohio corporation (“LHP1”), is expected to acquire Winer’s GP/DGP interests in Logan during the third quarter of 2004.  This was generally approved by the U.S. Bankruptcy Court in September 2003.  LHP1 will then restore and replenish Logan assets misappropriated by Winer.  Concurrently with its acquisition of Winer’s partnership interests in Logan, LHP1 will also acquire the partnership interests of Thomas R. Runquist and Rural Housing Corporation (the other GPs/DGPs) in Logan.

Item 6.  Exhibits and Reports on Form 8-K

a.)            Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of the President of the General Partner Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Accounting Officer of the General Partner Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the President of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of the Principal Accounting Officer of the General Partner Pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)  No reports on Form 8-K were filed during the quarterly period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and on the date indicated.

ASSISTED HOUSING FUND L.P. I

Registrant

By: Murphey Favre Properties, Inc.
General Partner

By:	/s/ Robert K. Stump	Date:	August 14, 2004
Robert K. Stump
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Brett J. Atkinson	Date:	August 14, 2004
Brett J. Atkinson
Treasurer and Principal Accounting Officer