Form 10-Q
period 2004-09-30
ASSISTED HOUSING FUND LP I
filed 2004-11-12
CIK 825535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

ASSISTED HOUSING FUND L.P. I

FORM 10-Q

For the Nine Months Ended September 30, 2004

PART II. OTHER INFORMATION

Item 1	Legal Proceedings
Item 6	Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS

	September 30,
	2004	December 31,
	(unaudited)	2003
ASSETS

Rental property and equipment, at cost:
Buildings and equipment	$16,123,577	$16,055,005
Accumulated depreciation	(9,019,636)	(8,565,223)
	7,103,941	7,489,782
Land	723,111	723,111
	7,827,052	8,212,893
Cash:
Rental operation (Note 5)	149,416	177,487
Partnership	14,031	5,700
	163,447	183,187
Restricted deposits:
Tenant trust - security deposits	122,907	122,048
Reserve accounts, partially pledged (Note 3)	527,367	598,343
	650,274	720,391
Other assets:
Accounts receivable	43,371	32,068
Accounts receivable - DGP (Note 2)	24,079	24,079
Prepaid expenses	34,964	15,719
	102,414	71,866
TOTAL ASSETS	$8,743,187	$9,188,337

LIABILITIES
Mortgage notes payable (Note 4)	$12,180,805	$12,215,065
Accounts payable	272,448	266,284
Due to affiliates (Note 2)	874,597	798,510
Accrued liabilities	195,303	141,530
Security deposits payable	116,657	115,974
TOTAL LIABILITIES	13,639,810	13,537,363

Commitments and contingencies (Note 6)

Minority interests in property partnerships	338,938	361,389

PARTNERS' EQUITY (DEFICIT)
Limited partners	(5,151,998)	(4,632,104)
General partner	(83,563)	(78,311)
	(5,235,561)	(4,710,415)
TOTAL LIABILITIES AND PARTNERS' DEFICIT	$8,743,187	$9,188,337

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Rent	$445,194	$424,818	$1,315,460	$1,305,460
Miscellaneous	12,617	16,935	46,450	45,623
	457,811	441,753	1,361,910	1,351,083

Rental operating expenses:
Repairs and maintenance	93,928	104,321	264,803	307,319
Utilities	84,511	80,918	255,646	252,070
General and operating	103,201	93,882	346,219	314,947
Taxes and insurance	102,537	94,640	284,872	271,193
Interest	76,026	74,181	230,014	232,902
Depreciation	151,415	139,904	454,413	401,993
	611,618	587,846	1,835,967	1,780,424
Loss from rental operations	(153,807)	(146,093)	(474,057)	(429,341)

Other income (expense):
Interest earned on partnership cash	1	17	2	56
Minority interest in operations	6,821	6,746	20,589	20,143
General and administrative	(6,531)	(8,009)	(71,680)	(68,184)
	291	(1,246)	(51,089)	(47,985)
Net loss	$(153,516)	$(147,339)	$(525,146)	$(477,326)

Net loss per unit of limited partnership interest (703 units)	$(218)	$(210)	$(747)	$(679)

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(525,146)	$(477,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	454,413	401,993
Minority interests in operations	(22,451)	(22,738)
Changes in certain assets and liabilities:
Accounts receivable	(11,303)	40
Prepaid expenses	(19,245)	(13,421)
Accounts payable	6,164	(13,289)
Due to affiliates	76,087	55,867
Accrued liabilities	53,773	23,205
Tenant security deposits	(176)	1,592

Net cash provided (used) in operating activities:	12,116	(44,077)

Cash flows from investing activities:
Purchase of depreciable property	(68,572)	(18,105)
Decrease in reserve deposits	70,976	70,468

Net cash provided in investing activities	2,404	52,363

Cash flows from financing activities:
Mortgage principal payments	(34,260)	(31,262)

Net cash used in financing activities	(34,260)	(31,262)

Net decrease in cash	(19,740)	(22,976)

Cash - beginning of year	183,187	166,278

Cash - end of period	$163,447	$143,302

Supplemental disclosure of cash flow information:
Cash paid for interest	$230,014	$232,902

See accompanying notes to consolidated financial statements.

ASSISTED HOUSING FUND L.P. I AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2004

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Investor Partnership has invested as a limited partner in 11 Property Partnerships.  The developer of each apartment project serves as the Developer General Partner (DGP) of the respective Property Partnership. The properties owned by the Property Partnerships are located in Michigan, Wisconsin, Ohio, West Virginia and Washington.  The apartment projects were financed and constructed under Section 515 of the National Housing Act, as amended (administered by the U. S. Department of Agriculture Rural Development Agency, through its Rural Housing Service (RHS)). Under this program, the Property Partnerships provide housing to low-and moderate-income tenants.  Lower rental charges to tenants are recovered by the Property Partnerships through an interest reduction program which reduces the effective interest rate over the lives of the mortgages to 1 percent and through a rental assistance program whereby RHS pays the Property Partnerships for a portion of qualified tenant rents.  During the three and nine months ended September 30, 2004, rental revenue from RHS totaled $167,371 and $487,281, representing 37% and 36% of total revenue, respectively.   Construction of the apartment projects began between June 1988 and May 1990 and rental operations began between April 1989 and January 1991.

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
Pacific Place Apartment Associates Limited Partnership (Pacific Place)
Cove Limited Dividend Housing Association Limited Partnership (Cove)
Washington Street Limited Dividend Housing Association Limited Partnership (Washington)
Fayette Hills Limited Partnership (Fayette).

The financial statements are presented on a consolidated basis because the Investor Partnership holds approximately 99 percent of the profit and loss interests and approximately 55 percent of the equity interests in each Property Partnership.  Through an affiliate, who is a Special Limited Partner in each of the 11 Property Partnerships, the Investor Partnership controls certain fundamental decisions affecting the operation of the Property Partnerships.  These fundamental decisions include significant purchases of assets, material borrowings or creation of liens on the underlying properties, entering into material contracts, making tax elections and any act that would cause termination of the Property Partnership.  All material inter-partnership transactions and balances have been eliminated.  Net losses allocable to the minority partners for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 were $20,589 and $26,980, respectively.

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

Cash Equivalents

For purpose of reporting cash flows, the Investor Partnership considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2004 and December 31, 2003, there were no cash equivalents.

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

NOTE - 2   TRANSACTIONS WITH AFFILIATES

In connection with the acquisition and development of rental property and the management of both the rental property and the Investor Partnership, the Investor Partnership and Property Partnerships have paid or accrued the following amounts to certain affiliates:

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Murphey Favre Properties — partnership service fees	$5,625	$5,625

Developer general partners and affiliates — property management fees	$73,973	$73,738

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

As of September 30, 2004 and December 31, 2003, related party payables consisted of the following:

	September 30, 2004	December 31, 2003
Advances from DGPs	$201,784	$201, 784
Program management fees	326,726	326,726
Partnership services fees	73,125	67,500
Advances from MFP	271,987	201,525
Advances from affiliate of DGP	975	975
	$874,597	$798,510

Advances from DGPs amounted to $201,784 at September 30, 2004 and December 31, 2003. Terms of RHS Loan Agreements require each DGP to provide interest-free advances of stipulated amounts as initial operating capital to the Property Partnerships.  The balances at September 30, 2004 and December 31, 2003 include DGP interest-free advances of $152,107.  In addition, the balances include non-interest bearing DGP advances of $35,468 for land improvements and $14,209 to fund operating deficits. Advances from the DGPs may only be repaid from the proceeds of future sales of the respective properties.

Program management fees due to MFP amounted to $326,726 and represent amounts accrued through December 31, 1996.  No accruals have been recorded since that date (see Note 6).  Partnership services fees are also payable to MFP and reflect accruals through September 30, 2004 and December 31, 2003. Partnership fees are payable from future sales of the properties, to the extent they are not paid from distributions of rental operation cash (see Note 5).

During the nine months ended September 30 and the full year 2003, MFP advanced $70,462 and $50,242, respectively, to the Investor Partnership for administrative expenses.  These advances brought the balances due to MFP at September 30, 2004 and December 31, 2003 to $271,987 and $201,525, respectively.

An affiliate of one of the DGPs advanced $975 to the Property Partnership of the DGP.  Advances made to one of the DGPs during 2001 totaled $9,000.  During 2000, advances to this same DGP totaled $15,079 (see Note 6).

The Investor Partnership maintains deposits with WMB in certain checking and money market accounts which aggregated $14,031 and $5,700 at September 30, 2004 and December 31, 2003, respectively.

NOTE 3 - CASH IN RESERVE ACCOUNTS

The Loan Agreements between the Property Partnerships and RHS require the Property Partnerships to deposit into separate reserve accounts $127,196 annually until the reserve accounts reach $1,271,277.  Subject to RHS approval, these funds may be used for specific purposes. During the nine months ended September 30, 2004, RHS approved the withdrawal of reserve funds at several of the Property Partnerships resulting in a net decrease of $70,976 in the restricted deposit reserve accounts.

As of September 30, 2004 and December 31, 2003, reserve funds pledged by the Logan DGP totaled $52,300 (see Note 6).

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

Principal payments on the mortgage notes for the next 5 years are as follows:

Year	Amount
2004 for the remaining 3 months	$11,937
2005	50,535
2006	55,281
2007	59,803
2008	66,159
Thereafter	11,937,090
$12,180,805

Logan received a Letter of Acceleration of the Loan Account in 2001; further proceedings were suspended in 2001 and have not been resumed.  In addition, real estate taxes totaling $57,637 were delinquent at September 30, 2004, which is a violation of the Loan Agreement.  At the time of this filing, no notice of default has been received regarding the delinquent real estate taxes.  The Logan mortgage note balance totaled $981,731 and $984,306 at September 30, 2004 and December 31, 2003, respectively.

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

NOTE 6 - CONTINGENCIES

The Investor Partnership has ceased accrual of the annual program management fee, payable in part to the general partner. Management has determined that the source of payment, a future sale or refinance of one or more of the Property Partnerships, may not be sufficient to pay fees accrued in excess of the $544,540 payable at December 31, 1996.  As a consequence, management has elected to treat fees for years subsequent to 1996 as a contingent liability. At September 30, 2004 and December 31, 2003, the contingent liability for program management fees totaled $540,248 and $521,619, respectively.

As discussed in Note 2, one of the Logan DGP owes Logan $24,079 for advances not in compliance with RHS regulations.  In addition, that Logan DGP pledged Logan assets for his own use (see Note 3).  He later filed a petition in personal bankruptcy.   The Logan DGP is in the process of being replaced.  That U.S. Bankruptcy Court has approved a transfer of that DGP’s ownership interest in Logan to a replacement DGP.  The replacement DGP is expected to restore the advances and pledged accounts to Logan either in the fourth quarter of 2004 or in the first quarter of 2005 when the transfer is expected to occur.  Accordingly, no adjustment has been made to the carrying value of these assets.

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

Occupancy levels at the Property Partnerships are one of the key operating factors for the Property Partnerships. The overall occupancy level for the quarter ending September 30, 2004 was 90% as compared to 91% for the same period of 2003. Four of the properties experienced a decline in occupancy levels from June 30, 2004 to September 30, 2004. The lowest occupancy level for an individual Property Partnership at September 30, 2004 was 75%.

Results of Operations

For the Investor Partnership and its subsidiary Property Partnerships, net loss increased $6,177 and $47,820 or 4% and 10% for the three and nine months ended September 30, 2004 compared with the same periods in 2003.  Net loss before depreciation was $70,733 and $75,333 for the nine months ended September 30, 2004 and 2003, with depreciation expense of $454,413 and $401,993, respectively.

Total Revenue of $457,811 and $1,361,910 for the three and nine months ended September 30, 2004 increased $16,058 and $10,827, respectively, compared with the same periods in 2003.  The Revenue increase was primarily due to an increase in rent.   Overall operating expenses increased $23,772 and $55,543 for the three and nine months ended September 30, 2004 respectively, as compared with the same period in 2003.   Increases in general and administrative expenses were due to increased audit fees of $6,500 attributable to compliance testing related to the Sarbanes-Oxley Act of 2002 and an increase in on site salaries and benefits of $16,300.  Other increases over the same period last year are depreciation of $52,420 and property taxes and insurance of $13,679. Repair and Maintenance expenses decreased $42,516 for the nine months ended September 30, 2004 compared to September 30, 2003.  The decrease is mainly attributable to non-recurring major repairs for last year’s storm damage at a couple of the properties.

Net loss from rental operations increased $7,714 and $44,716 or 5% and 10% for the three and nine months ended September 30, 2004 respectively, compared with the same periods in 2003.

Liquidity, Capital Resources, and Regulatory Compliance

At September 30, 2004, the Investor Partnership’s operating cash amounted to $14,031 and the Property Partnerships’ operating cash totaled $149,416 for a combined total of $163,447.  At December 31, 2003, the cash balance of $183,187 included $5,700 in Investor Partnership cash and $177,487 in operating cash accounts of the Property Partnerships.

Consolidated operational cash flows for nine months ended September 30, 2004 totaled $12,116 compared to a net operational cash flow used of $44,077 in the same period of 2003.  Achieving positive cash flows continues to be a problem at several of the Property Partnerships.  For the nine months ended September 30, 2004, six properties generated positive cash flow. For the five that generated negative cash flow, the deficits were funded from rental operating cash and authorized reserve account withdrawals. The Investor Partnership is not required to fund additional amounts to the Property Partnerships based on each Property Partnership agreement. Additionally, each Property Partnership is operated as an individual project, and without any contractual arrangements of any kind between the Property Partnerships.

At September 30, 2004, Logan Apartments Company Limited Partnership’s (Logan) was approximately $57,836 in arrears in property taxes.  While this liquidity matter is a violation of RHS regulations, RHS has taken no action against Logan.  Further actions taken by a Logan DGP in 2000 and 2001 that led to certain other violations of RHS regulations are the subject of litigation and bankruptcy proceedings, more fully described in Part II. Item 1. Legal Proceedings.

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

Item 4. Controls and Procedures

Within the ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Investor Partnership, including the President and the Principal Accounting Officer of the General Partner, of the effectiveness of the design and operation of the Investor Partnership’s disclosure and control procedures.  Based on that evaluation, the Investor Partnership’s management, including the President and the Principal Accounting Officer of the General Partner, concluded that the Investor Partnership’s disclosure controls and procedures were effective as of September 30, 2004.  There have been no significant changes in the Investor Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II. OTHER INFORMATION

Except for the disclosures, set forth below, all items under Part II are inapplicable or have a negative response and are therefore omitted.

Item 1. Legal Proceedings

There have been no changes to the legal proceedings as disclosed in our most recent Form 10-K filed for the year ended December 31, 2003 except as follows:  a wholly-owned subsidiary of Buckeye Community Hope Foundation, namely, Logan Housing Partners, Inc., an Ohio corporation (“LHP1”), is expected to execute a definitive purchase and sale agreement either during the fourth quarter of 2004 or the first quarter of 2005 to acquire Winer’s GP/DGP interest in Logan. This was generally approved by the U.S. Bankruptcy Court in September 2003.  LHP1 will then restore and replenish Logan assets misappropriated by Winer.  Concurrently with its acquisition of Winer’s partnership interests in Logan, LHP1 will also acquire the partnership interests of Thomas R. Runquist and Rural Housing Corporation (the other GPs/DGPs) in Logan.

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

(b)  No reports on Form 8-K were filed during the quarterly period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and on the date indicated.

ASSISTED HOUSING FUND L.P. I

Registrant

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Don L. Rigsbee	Date:	November 12, 2004
Don L. Rigsbee
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Murphey Favre Properties, Inc.
General Partner

By:	/s/ Larry Breitbarth	Date:	November 12, 2004
Larry Breitbarth
Treasurer and Principal Accounting Officer